Form 10-Q
period 1995-03-31
EQUITY OIL CO
filed 1995-05-05
CIK 33325

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    March 31, 1995
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number: 0-610
                               EQUITY OIL COMPANY
             (Exact name of registrant as specified in its charter)

        COLORADO                           87-0129795
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)        Identification No.)

     Suite 806, #10 West Third South, Salt Lake City, Utah 84101
                    (Address of principal executive offices)
                                   (Zip Code)

                                (801) 521-3515
               Registrant's telephone number, including area code

              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
             Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court. Yes      No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's
classes of common stock, as of the latest practicable date:   12,537,100

                         ITEM I:  Financial Statements

                               EQUITY OIL COMPANY
                            Statement of Operations
               For the three months ended March 31, 1995 and 1994
                                  (Unaudited)


                                        1995           1994
                                     ------------  --------
REVENUES

     Oil and gas sales                 $3,022,602   $2,622,442
     Partnership income                    75,000       74,300
     Interest income                       60,259       50,613
     Other                                178,553        3,039
                                        ---------    ---------

                                        3,336,414    2,750,394

EXPENSES

     Operating costs                    1,153,138    1,195 031
     Depreciation, depletion and
      amortization                      1,150,000    1,050,000
     Leasehold abandonments                11,200       13,850
     Exploration                          308,699      408,183
     3-D Seismic                          237,604            -
     General and administrative           402,445      410,200
     Interest                              14,006       20,796
                                        ---------    ---------

                                        3,277,092    3,098,060

Income (loss) before income taxes          59,322     (347,666)
Provision (benefit) for income taxes      (50,783)    (110,708)

NET INCOME (LOSS)                      $  110,105   $ (236,958)
                                       ==========   ===========

Net income per common share                $ 0.01       $(0.02)
                                       ==========   ===========

Cash dividends per share declared            $.00         $.00

Weighted average shares outstanding    12,541,011   12,537,700




        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                                 Balance Sheet
                  as of March 31, 1995, and December 31, 1994

                                   (Unaudited)
                                    March  31,    December 31,
ASSETS                                 1995           1994
- ------                             ----------      -------

Current assets:
  Cash and cash equivalents       $   583,947     $   363,342
  Temporary cash investments        1,987,106       2,466,728
  Accounts and advances receivable  3,587,299       3,434,955
  Income taxes receivable             293,440         293,440
  Deferred income taxes                48,281          48,281
  Other current assets                486,265         389,613
                                   ----------      ----------
                                    6,986,338       6,996,359

Property and equipment             95,555,065      95,048,505
Less accumulated depreciation,
 depletion and amortization        55,386,588      54,236,588
                                   40,168,477      40,811,917
Other assets:
  Investment in and notes receivable
    from Symskaya Exploration       3,903,435       3,415,123
  Other assets                         43,633               -
  Investment in Raven Ridge
    Pipeline Partnership              643,528         684,937
                                    ---------      ----------
                                    4,590,596       4,100,060

TOTAL ASSETS                      $51,745,411     $51,908,336
                                   ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                $ 1,265,687     $ 1,156,611
  Accrued liabilities                 153,041         151,948
  Federal, state, and foreign
    income taxes payable              109,482          50,931
  Deferred lease rental income              -         178,553
  Accrued profit sharing               39,000         157,073
  Current portion - note payable            -         460,000
                                    ---------       ---------
                                    1,567,210       2,155,116

Note payable                                -         460,000
Revolving credit facility             920,000         920,000
Deferred income taxes               9,952,973      10,088,189
                                   ----------      ----------
                                   10,872,973      10,548,189
Stockholders' Equity
  Common stock                     12,593,631      12,583,631
  Paid in capital                   2,934,792       2,934,792
  Retained earnings                23,898,923      23,788,818
  Less cost of treasury stock        (122,118)       (112,210)
                                   ----------      ----------
                                   39,305,228      39,205,031

Total liabilities and
  stockholders' equity            $51,745,411     $51,908,336
                                   ==========      ==========

        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                            Statement of Cash Flows
               For the three months ended March 31, 1995 and 1994
                                  (Unaudited)
                                              1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    $   110,105   $ (236,958)
  Adjustments
     Depreciation, depletion and
       amortization                      1,150,000    1,050,000
     Partnership distributions
       in excess of income                  41,409       39,869
     Property dispositions                  11,201       13,850
     Decrease in deferred income taxes    (135,216)     (74,378)
     Increase (decrease) from changes in:
      Accounts and advances receivable    (152,344)     192,662
      Other current assets                 (96,652)       1,074
      Accounts payable and accrued
         liabilities                       110,169      201,192
      Income taxes receivable/payable       58,551      (99,180)
      Deferred lease revenue              (178,553)           -
      Accrued profit sharing              (118,073)    (113,550)
                                         ----------   ----------
  Net cash provided
     by operating activities               800,596      974,581
                                         ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                    (517,760)   (1,202,108)
  Advances to Symskaya Exploration        (488,312)     (125,077)
  Sale of temporary cash investments       479,622             -
                                        ----------    ----------
  Net cash used in investing activities   (526,450)   (1,327,185)
                                        ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                (9,908)            -
  Increase in other assets                 (43,633)            -
  Proceeds from credit facility            920,000             -
  Payment of long term debt               (920,000)            -
                                        ----------    ----------
  Net cash used in financing
      activities                           (53,541)           -
                                       -----------   ----------

NET INCREASE (DECREASE) IN CASH            220,605     (352,604)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                   363,342    5,194,013
                                        ----------   ----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                     $   583,947  $ 4,841,409
                                        ==========   ==========

CASH, CASH EQUIVALENTS AND
  TEMPORARY CASH INVESTMENTS
  AT END OF PERIOD                     $ 2,571,053  $ 4,841,409
                                        ==========   ==========


Supplemental disclosures of cash flow  information:  Cash paid during the period for:
                   Income Taxes        $    25,882          ---
                   Interest            $    14,006  $    20,796

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

The accompanying consolidated financial statements of Equity Oil Company (the Company) have not been audited by independent accountants, except for the Balance Sheet at December 31, 1994. In the opinion of the Company's management, the financial statements reflect the adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 31, 1995, and the results of its operations and its cash flows for the three month periods ended March 31, 1995 and 1994.

The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1994 Annual Report on Form 10-K.

The results for the three month period ended March 31, 1995 are not necessarily indicative of future results.

Note 2.  Net Income (Loss) Per Share

Net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Primary and fully diluted earnings per share are essentially the same.

Note 3. Reclassifications

Certain balances in the March 31, 1994 financial statements have been reclassified to conform with the current year presentation. These changes had no effect on previously reported net income, total assets, liabilities or stockholders' equity.

                                     PART I

                                     ITEM 2

Managements Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

         First quarter 1995 oil prices reversed their weakening trend from the first quarter of 1994, combining with income from a lease option agreement and an income tax benefit to enable the Company to record net income of $91,584, or $.01 per share. This compares to a net (loss) of $(236,958), or $(.02) per share, in 1994. The posted price for Western Colorado crude oil, which accounts for 64% of the Company's total oil production, averaged $18.11 during the first quarter of 1995, an increase of 20% from $15.04 during the same quarter of 1994. Prices at other Company properties increased at similar levels. As a result, total revenues of $3,336,414 were up 21% from 1994 revenues of $2,750,394.

         Total production increased year-to-year on an equivalent barrel basis. The Company maintained its oil production level from year to year, with 149,000 barrels produced in both 1995 and 1994. Gas production rose from 289,012 Mcf in 1994 to 310,633 Mcf in 1995.

         Other income includes the recognition in the first quarter of 1995 of income arising from a lease option agreement that was deferred in 1994.

         Total expenses increased 7% over 1994 first quarter levels, primarily as a direct result of 3-D seismic expenses incurred in connection with the Company's California exploration programs. The largest of these 3-D programs is a 41.5 square mile survey for which data acquisition was completed in March of 1995. Processing and interpretation of the data is expected to be completed by the end of the first half of 1995, and result in the development of a minimum of seven drillable gas prospects with per-well targeted reserves of 1.5 billion cubic feet in the Forbes formation at depths of 7,000 to 8,000 feet. The project is adjacent to the Grimes field, which has been a prolific gas producer in the Sacramento Basin for many years. Depending on the results of the work currently underway, the 3-D survey may be expanded to include an additional 17 square miles to be undertaken in the fall of 1995. Equity has a 25% working interest in this program.

         Three other Sacramento Basin prospects were set up in 1994. One incorporates a three square mile 3-D survey to be completed in March of 1995. If the results are positive, the survey will be followed by an initial 5,000 foot Forbes test drilled in the second quarter of the year. The second prospect is also a Forbes play, developed on 2-D seismic leads, and should be drilled in the first half of 1995. Equity has a 25% working interest in each prospect. The third prospect, where Equity has a 50% working interest, is based on 2-D seismic data purchased by the Company in 1994, and should yield a drillable Forbes test in 1995.

         Other exploration expenses decreased over 1994 because of reduced drilling activity in 1995. During the 1st quarter of 1994, the Company participated in the drilling of eight wells, compared to one well in 1995. Two exploratory wells were plugged and abandoned in 1994, and there were no dry holes in 1995.

         Drilling in 1995 has been conducted at the Company's Retlaw prospect in Alberta, Canada. The first Retlaw well, the Retlaw No. 14-13-12-19 drilled in 1974, identified 26 billion cubic feet of gross gas reserves, or 3.2 billion cubic feet net to Equity. Market availability and regulatory production allowances have until this year curtailed production from this well to 2 million cubic feet per day. With the intention of accelerating the production of these reserves, the operator proposed the drilling of the second well, and obtained regulatory approval to produce both wells at 5.5 million cubic feet per day, for a combined rate of 11 million cubic feet per day. Both wells should be on production at the new rate by April of 1995. The increased production has the potential to increase Equity's 1995 gas production by 500 million cubic feet. Equity has a net working interest of 14.1% in the wells.

         Further development drilling will take place at the Siberia Ridge and Cessford fields, where the Company expects to participate in the drilling of up to eight wells in 1995.

         Depreciation,    depletion,    and   amortization   charges   increased
year-to-year as the result of reserve write-downs on marginal properties which occurred at the end of 1994.

         The Company's tax provision for the first quarter of 1995 is lower than the statutory rate because of excess allowable percentage depletion and the use of foreign tax credits.

CAPITAL RESOURCES AND LIQUIDITY

         Cash, cash equivalents, and temporary cash investments totaled $2,571,052 as of March 31, 1995, a decrease of 9% since year-end 1994. Working capital at March 31, 1995 was $5,407,857, up 12% from working capital of $4,841,243 at December 31, 1994. For the first three months of 1995, cash provided by operating activities decreased 18% over the same period of 1994 to $800,596, primarily due to increases in receivables and the recognition of deferred lease revenue.

         During the first quarter of 1995, the Company established a revolving credit facility with a $20 million borrowing base to facilitate the acquisition of oil and gas reserves as a key element in the Company's growth strategy.
The facility was used to pay off the Company's $920,000 Note Payable.

         Investment in property and equipment, including advances to Symskaya Exploration, for the first three months of 1995 totaled $1,006,072, a 24% decrease from the amount recorded during the corresponding three months of 1994. This decrease in capital spending is a reflection of the Company's reduced drilling program to date in 1995.


         The Company believes that existing cash balances, cash flow, and funds available under the Company's credit facility will provide adequate resources to meet all of its current capital and exploration spending objectives.

                                    PART II

                               OTHER INFORMATION

         The answers to items listed under Part II are inapplicable or negative.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               EQUITY OIL COMPANY
                                  (Registrant)



DATE:     May 4, 1995                By  /s/ Paul M. Dougan
       ----------------------            -------------------
                                         Paul M. Dougan, President


DATE:     May 4, 1995                By  /s/ Clay Newton
      -----------------------            ----------------
                                         Clay Newton, Treasurer