Form 10-Q
period 1995-06-30
EQUITY OIL CO
filed 1995-08-11
CIK 33325

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 1995
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number: 0-610
                               EQUITY OIL COMPANY
             (Exact name of registrant as specified in its charter)

        COLORADO                           87-0129795
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)        Identification No.)

     Suite 806, #10 West Third South, Salt Lake City, Utah 84101
                    (Address of principal executive offices)
                                   (Zip Code)
     (801) 521-3515 Registrant's telephone number, including area code
    ----------------------------------------------------------------

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,528,100

                          ITEM I: Financial Statements

                               EQUITY OIL COMPANY
                            Statement of Operations
                For the Six Months Ended June 30, 1995 and 1994
                                  (Unaudited)

                                                    1995         1994
                                               ---------    ---------

REVENUES

         Oil and gas sales                    $6,128,107   $5,554,823
         Partnership income                      150,000      151,100
         Interest income                         125,218      149,787
         Other                                   307,865       20,557
                                               ---------    ---------

                                               6,711,190    5,876,267

EXPENSES

         Operating costs                       2,360,568    2,352,828
         Depreciation, depletion and
           amortization                        2,250,000    2,200,000
         Leasehold abandonments                   25,500       23,650
         3-D seismic                             237,604            -
         Exploration                             697,558      804,281
         General and administrative              982,262      825,896
         Interest                                 29,545       43,410
                                               ---------    ---------

                                               6,583,037    6,250,065


Income (loss) before income taxes                128,153     (373,798)

(Benefit) for income taxes                       (44,057)    (161,055)
                                              ----------  -----------

NET INCOME (LOSS)                            $   172,210  $  (212,743)
                                              ==========  ===========

Net income (loss) per common share                $ 0.01       $(0.02)
                                              ==========   ==========

Cash dividends declared per share                   $.00         $.00

Weighted average shares outstanding           12,535,130   12,536,721



 The  accompanying  notes  are an  integral  part of these statements.

                               EQUITY OIL COMPANY
                            Statement of Operations
               For the Three Months Ended June 30, 1995 and 1994
                                  (Unaudited)

                                                    1995         1994
                                               ---------    ---------

REVENUES

         Oil and gas sales                    $3,105,505   $2,932,381
         Partnership income                       75,000       76,800
         Interest income                          64,959       81,900
         Other                                   129,312       17,518
                                               ---------    ---------

                                               3,374,776    3,108,599

EXPENSES

         Operating costs                       1,207,430    1,157,797
         Depreciation, depletion and
           amortization                        1,100,000    1,150,000
         Leasehold abandonments                   14,300        9,800
         Exploration                             388,859      378,824
         General and administrative              579,817      415,696
         Interest                                 15,539       22,614
                                               ---------    ---------

                                               3,305,945    3,134,731

Income (loss) before income taxes                 68,831      (26,132)

Provision (benefit) for income taxes               6,726      (50,347)

                                              ----------    ---------
NET INCOME                                   $    62,105  $    24,215
                                              ==========    =========

Net income per common share                       $ 0.00       $ 0.00

Cash dividends declared per share                   $.00         $.00

Weighted average shares outstanding           12,529,314   12,535,753


 The  accompanying  notes  are an  integral  part of these statements.

                               EQUITY OIL COMPANY
                                 Balance Sheet
                   as of June 30, 1995, and December 31, 1994

                                   (Unaudited)
                                     June  30,    December 31,
ASSETS                                 1995           1994
- ------                             ----------     -----------

Current assets:
  Cash and cash equivalents       $   428,802     $   363,342
  Temporary cash investments        1,502,544       2,466,728
  Accounts and advances receivable  3,153,270       3,434,955
  Income taxes receivable             293,440         293,440
  Deferred income taxes                48,281          48,281
  Other current assets                448,103         389,613
                                   ----------      ----------
                                    5,874,440       6,996,359

Property and equipment             96,863,531      95,048,505
Less accumulated depletion,
  depreciation and amortization    56,486,588      54,236,588
                                   ----------      ----------
                                   40,376,943      40,811,917
Other assets:
  Investment in and note receivable
    from Symskaya Exploration       4,361,865       3,415,123
  Investment in Raven Ridge
    Pipeline Partnership              604,360         684,937
  Other assets                        182,690               -
                                   ----------      ----------
                                    5,148,915       4,100,060

TOTAL ASSETS                      $51,400,298     $51,908,336
                                   ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                $   915,160     $ 1,156,611
  Accrued liabilities                 152,089         151,948
  Accrued profit sharing               65,700         157,073
  Income taxes payable                215,928          50,931
  Deferred lease rental revenue             -         178,553
  Current portion - note payable            -         460,000
                                    ---------       ---------
                                    1,348,877       2,155,116


Note payable                                -         460,000
Revolving credit facility             924,830               -
Deferred income taxes               9,800,531      10,088,189
                                   ----------      ----------
                                   10,725,361      10,548,189

Stockholders' equity
  Common stock                     12,593,631      12,593,631
  Paid in capital                   2,934,792       2,934,792
  Retained earnings                23,961,028      23,788,818
  Less cost of treasury stock        (163,391)       (112,210)
                                   ----------      ----------
                                   39,326,060      39,205,031

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $51,400,298     $51,908,336
                                   ==========      ==========


 The  accompanying  notes  are an  integral  part of these statements.

                               EQUITY OIL COMPANY
                            Statement of Cash Flows
                For the Six Months Ended June 30, 1995 and 1994
                                  (Unaudited)

                                           1995            1994
                                        -----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                  $   172,210    $  (212,743)
   Adjustments
     Depreciation, depletion and
       amortization                     2,250,000      2,200,000
     Partnership distribution in
       excess of income                    80,577         72,762
     Leasehold abandonments                25,500         23,650
     Decrease in deferred income taxes   (287,658)      (161,278)
     Increase (decrease) from changes in:
       Accounts and advances receivable   281,685       (134,870)
       Other current assets               (58,490)       (48,063)
       Deferred lease revenue            (178,553)             -
       Accounts payable and accrued
         liabilities                     (241,310)       (65,204)
       Income taxes receivable/payable    164,997       (150,144)
       Accrued profit sharing             (91,373)       (74,550)
                                        ---------      ---------
   Net cash provided
     by operating activities            2,117,585      1,449,560
                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Symskaya Exploration      (946,742)      (376,243)
   Sale of temporary cash investments     964,184              -
   Capital expenditures                (1,840,526)    (1,972,061)
                                        ---------      ---------
   Net cash used in investing
     activities                        (1,823,084)    (2,348,304)
                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of note payable               (920,000)      (230,000)
   Purchase of treasury stock             (51,181)       (18,235)
   Increase in other assets              (182,690)             -
   Revolving credit facility              924,830              -
                                        ---------      ---------
   Net cash used in financing
      activities                         (229,041)      (248,235)
                                        ---------      ---------

NET INCREASE (DECREASE) IN CASH            65,460     (1,146,979)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                 363,342      5,194,013
                                       ----------     ----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $   428,802    $ 4,047,034
                                       ==========     ==========

CASH, CASH EQUIVALENTS AND
   TEMPORARY CASH INVESTMENTS
   AT END OF PERIOD                   $ 1,931,346    $ 4,047,034
                                       ==========     ==========
  Supplemental  disclosures  of cash
  flow information:
         Cash paid during the period for:
                   Income Taxes       $    90,950    $         -
                   Interest           $    29,545    $    43,410

 The  accompanying  notes  are an  integral  part of these statements.

                         NOTES TO FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

The accompanying financial statements of Equity Oil Company (the Company) have not been audited by independent accountants, except for the Balance Sheet at December 31, 1994. In the opinion of the Company's management, the financial statements reflect the adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 1995, and the results of its operations for the three and six month periods ended June 30, 1995 and 1994, and its cash flows for the six month periods ended June 30, 1995 and 1994.

The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on From 10-Q. These financial statements should be read in conjunction with the Company's 1994 Annual Report on Form 10-K, and the Company's Form 10-Q for the first quarter of 1995.

The results for the three and six month periods ended June 30, 1995 are not necessarily indicative of future results.

Note 2.  Net Income (Loss) Per Share

Net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Primary and fully diluted earnings per share are essentially the same.

Note 3. Reclassifications

Certain balances in the June 30, 1994 financial statements have been reclassified to conform with the current year presentation. These changes had no effect on previously reported net income, total assets, liabilities or stockholders' equity.

Note 4. Revolving Credit Facility

In March of 1995, the Company obtained a $20 million borrowing base credit facility, with an initial commitment of $10 million. The facility calls for interest payments only, at the lower of prime or LIBOR plus 2%, for 2 years, at which time it converts to a 3 year term note. Credit facility fees, which are reflected as other assets in the accompanying Balance Sheet, will be amortized on a straight line basis over 60 months.

                                     PART I

                                     ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

         Continued stronger oil prices through most of the second quarter of 1995 combined with increases in other income and an income tax benefit to enable the Company to record net income of $172,210, or $.01 per share, for the six months ended June 30, 1995. This compares to a net loss in the same period of 1994 of $(212,743), or $(.02) per share. Total revenues for the first half of 1995 were $6,711,190, compared to $5,876,267 during the same period of 1994. Second quarter 1995 net income was $62,105, or $.00 per share, on total revenues of $3,374,776. 1995 results improved from second quarter 1994 net income of $24,215, or $.00 per share, on total revenues of $3,108,599.

         Posted prices for Western Colorado crude oil, which accounts for 64% of the Company's total oil production, averaged $18.88 during the first half of 1995, an increase of 18% from $16.00 during the same period of 1994.

GROWTH STRATEGY

     In February, the Company announced a new growth strategy, encompassing a balanced approach in four areas. Those areas included 1) acquisitions, 2) focused exploration drilling, 3) development drilling and exploitation of existing assets, and 4) international exploration. The Company is making good progress in each of the areas.

     ACQUISITIONS. During the first half of 1995, several acquisition opportunities have been evaluated, with offers made on selected packages that fit strategically with other Company assets. The Company expects to close shortly on the acquisition of an additional 5% working interest in the Cessford field in Alberta, Canada, which will be effective May 1st. This purchase will add approximately 100,000 proved developed barrels of oil equivalent at a total purchase price of approximately $400,000. Discovered in 1972, this field has produced in excess of 3.8 million barrels of oil, and is currently being evaluated for waterflood potential. Two successful wells were drilled at the field in 1994, and four new infill locations are currently being drilled at the field. Prior to this acquisition, the Company had a 45% working interest in the field, which currently has 17 producing wells.

     FOCUSED EXPLORATION DRILLING. Total expenses increased somewhat over 1994 first half levels, in part due to 3-D seismic expenses incurred in connection with the Company's California exploration programs. The largest of these 3-D programs is a 41.5 square mile survey for which data acquisition was completed in March of 1995. Processing and interpretation of the data is now being completed, and the permitting of locations will begin shortly. The Company expects to begin drilling on as many as 4 wells in California during the last half of 1995.

         DEVELOPMENT DRILLING. During the first half of 1995, the Company has participated in the drilling of six development wells. Drilling began at the Company's Retlaw prospect in Alberta, Canada, where a second well was drilled to accelerate recovery from 2,000 Mcf per day to 11,000 Mcf per day. The increased production has the potential to increase Equity's 1995 gas production by 500,000 Mcf. Equity has a net working interest of 14.1% in the wells.

         The development drilling at the Company's Cessford field, mentioned previously, began in July of 1995. There are currently 4 wells in various stages of progress.

         The Company also participated in an offset to a successful gas well drilled in 1994 in Rio Blanco County, Colorado. Mitchell Energy is currently completing the #1-35-2-104 Park Mountain Federal well, which found over 40 feet of Dakota pay. The well is expected to be hooked up to a gathering system for 1995 winter sales. The Company has a 30% working interest in this well.

         Development drilling at the Company's Siberia Ridge area will continue pending drilling permit approval by the BLM.

         INTERNATIONAL EXPLORATION. Emphasizing that a good deal of additional testing will be required in order to develop more complete information, on June 28, 1995 the Company reported oil shows at the Lemok No. 1 well being drilled in Eastern Siberia by Symskaya Exploration, Inc., fifty percent owned by Equity and fifty percent owned by Leucadia National Corporation. The oil shows occurred between 6,890 and 6,985 feet in a dolomite section of probable Cambrian age. The well is the first exploratory test to be drilled on Symskaya's 1.1 million acre License in the Symskaya area of the Krasnoyarsk Krai.

         Further evaluation of the section is being conducted, but information relating to the extent and productivity of this section, if any, will only be available following the drilling of the well to its estimated total depth of 14,500 feet. Drilling is continuing, and it is estimated that total depth should be reached during the fourth quarter of 1995 if no problems are encountered.

CAPITAL RESOURCES AND LIQUIDITY

         Cash, cash equivalents, and temporary cash investments totaled $1,931,346 as of June 30, 1995, a decrease of $898,724 since year-end 1994.
Working capital at June 30, 1995 was $4,525,563, down slightly from $4,841,243 at December 31, 1994.

         Cash provided by operating activities was $2,117,585 in the first six months of 1995, 46% higher than the same period of 1994. Cash provided by operating activities was aided in 1995 by the higher net income discussed earlier, and a net increase in cash flow from working capital items. The Company's ratio of current assets to current liabilities improved from 3.25 to 1 at December 31, 1994 to 4.35 to 1 at June 30, 1995.

         Investment in property and equipment for the first six months of 1995, coupled with advances the Company made to Symskaya Exploration, totaled $2,787,268, a 19% increase from the amount recorded during the corresponding six months of 1994. Approximately $950,000 was advanced to Symskaya during the first half of 1995, compared to approximately $375,000 during the same period of 1994. The increased level of advances reflects the commencement of the drilling phase of the project. The Company expects that advances to Symskaya will continue at their current levels for the balance of 1995.

         In 1995, the Company used proceeds from its revolving credit facility to retire its previously outstanding note payable. In 1994, the Company make the scheduled principal payments on this note payable.

         The Company believes that existing cash balances, cash flow, and the aapproximate $9.0 million of borrowing capacity under the revolving credit facility will provide adequate resources to meet its capital, exploration, and acquisition spending objectives.


COMPARISON OF SECOND QUARTER 1995 WITH SECOND QUARTER 1994


         Oil and gas sales increased 6% in the second quarter of 1995 to $3,105,505, compared to $2,932,381 in the same quarter of last year. This increase was brought about principally by higher oil prices that prevailed during the second quarter of 1995. The average posted price for crude at the Rangely Weber Sand Unit during the quarter was $19.16 per barrel, compared to $17.44 during the second quarter of 1994, an increase of 10%.

         Total production increased year-to-year on an equivalent barrel basis. Oil production increased slightly from 152,000 barrels in the second quarter of 1994 to 156,000 during the same quarter of 1995. Gas production rose from 311,000 Mcf in 1994 to 334,000 Mcf in 1995.

         During the second quarter of 1995, the Company received $71,000 as its share of a settlement relating to prior production litigation which caused the significant increase in other income. There was no corresponding settlement in 1994.

         Slight increases in operating costs were offset by equal decreases in DD&A charges for the current quarter. Decreased DD&A charges reflect the positive impact on reserve volumes of higher product prices, offset by higher production volumes.

         Higher  exploration  expenses are a reflection of increased  geological
and  geophysical  costs  associated  with  the  Company's  current   exploration
prospects.

         Internal costs associated with property acquisition activities, as well as increases in legal fees and investor relations expenses caused administrative costs to increase during the second quarter of 1995 over 1994.

         The Company's tax provision for the second quarter of 1995 is lower than the statutory rate because of excess allowable percentage depletion and the use of foreign tax credits.

COMPARISON OF FIRST HALF 1995 WITH FIRST HALF 1994

         The higher year-to-year oil prices discussed earlier paved the way to higher revenues for the first half of 1995. Oil and gas sales increased 10% in the first half of 1995 to $6,128,107 versus $5,554,823 in the same period of last year.

         The Company recorded increases in both oil and gas production during the first half of 1995. Oil production of 305,000 barrels was up from 1994 production of 301,000 barrels. Natural gas production increased from 554,000 Mcf in 1994 to 645,000 Mcf in 1995.

         Other income includes the recognition in the first quarter of 1995 of income arising from a lease option agreement that was deferred in 1994, as well as the second quarter 1995 litigation settlement proceeds discussed earlier.

         Total expenses increased 5% over 1994 first half levels, due in part to $237,600 of 3-D seismic expenses incurred in 1995 in connection with the Company's California exploration programs. The seismic expenses were offset to a large degree by lower exploration expenses. Through the first six months of 1994, the Company had expensed approximately $230,000 in dry holes costs. No dry holes costs have been incurred during the first half of 1995.

         As mentioned previously, internal costs associated with property acquisition activities, as well as increases in personnel expenses, legal fees and investor relations expenses caused administrative costs to increase during the first half of 1995 over 1994.

         The Company's tax provision for the first half of 1995 is lower than the statutory rate because of excess allowable percentage depletion and the use of foreign tax credits.

OTHER ITEMS

The Company is currently evaluating SFAS 121, Accounting for the Impairment of Long-Lived Assets, to determine the impact, if any, of its future adoption.

                                    PART II

                               OTHER INFORMATION

         The answers to items listed under Part II are inapplicable or negative, except as shown below.

Item 4. Submission of Matters to a Vote of Security Holders.

         At the Company's annual meeting, held on May 10, 1995, stockholders were asked to elect Mr. Paul M. Dougan, Mr. Douglas W. Brandrup, and Mr. Joseph
C. Bennett to serve three year terms on the Board of Directors, to amend the Articles of Incorporation to reduce voting requirements below two-thirds in certain situations, and to amend the Articles of Incorporation to limit Directors' liability in certain cases. The following votes were recorded for each item.

ELECTION OF DIRECTORS. Each director nominee received at least 96% of the shares voted at the meeting.

                              Dougan        Brandrup       Bennett

Affirmative votes           10,536,756     10,456,647    10,536,756
Withhold authority             267,051        258,160       267,051


AMENDMENT TO REDUCE VOTING REQUIREMENTS.

                                    # of votes                %

Affirmative votes                    7,414,641             59.1
Negative votes                         773,633              6.2

Abstentions/Not voted                4,353,326             34.7

This proposal did not receive the necessary amount of affirmative votes for passage.

AMENDMENT TO REDUCE DIRECTORS' LIABILITY.

                                    # of votes                %

Affirmative votes                    9,019,169             71.9
Negative votes                       1,389,407             11.1

Abstentions/Not voted                2,133,024             17.0

This proposal received the necessary amount of affirmative votes for passage, and was therefore approved by the stockholders.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EQUITY OIL COMPANY
                                           (Registrant)



DATE:     August 11, 1995             By /s/ Paul M. Dougan
                                         Paul M. Dougan, President


DATE:     August 11, 1995             By /s/ Clay Newton
                                         Clay Newton, Treasurer