Form 10-Q
period 1995-09-30
EQUITY OIL CO
filed 1995-11-14
CIK 33325

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    September 30, 1995
                               OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable
date:   12,692,100

                          ITEM I: Financial Statements

                       EQUITY OIL COMPANY
                    Statements of Operations
      For the Nine Months Ended September 30, 1995 and 1994
                          (Unaudited)

                                        1995           1994
                                     ------------  --------

REVENUES

     Oil and gas sales                $ 9,115,940   $8,576,173
     Partnership income                   225,000      226,100
     Interest income                      178,524      179,527
     Other                                409,131      112,590
                                        ---------    ---------
                                        9,928,595    9,094,390

EXPENSES

     Operating costs                    3,525,883    3,550,374
     Depreciation, depletion and
       amortization                     3,100,000    3,575,000
     Leasehold abandonments                35,500       60,455
     Impairment of
       oil and gas properties           2,274,057            -
     3-D seismic                          237,604            -
     Exploration                        1,055,118    1,110,112
     General and administrative         1,404,880    1,159,931
     Interest                              66,378       65,551
                                        ---------    ---------
                                       11,699,420    9,521,423

Income (loss) before income taxes      (1,770,825)    (427,033)

Provision (benefit) for income taxes     (684,178)    (340,429)

NET INCOME (LOSS)                     $(1,086,647)  $  (86,604)
                                       ==========   ==========

Net income (loss) per common share         $(0.09)      $(0.01)
                                       ==========   ==========

Cash dividends declared per share            $.00         $.00

Weighted average shares outstanding    12,563,014   12,535,090



The accompanying notes are an integral part of these statements.

                       EQUITY OIL COMPANY
                    Statements of Operations
     For the Three Months Ended September 30, 1995 and 1994
                           (Unaudited)

                                        1995           1994
                                      -----------   --------
REVENUES

     Oil and gas sales                 $2,987,833   $3,021,350
     Partnership income                    75,000       75,000
     Interest income                       53,306       49,870
     Other                                101,266       92,033
                                        ---------    ---------
                                        3,217,405    3,238,253

EXPENSES

     Operating costs                    1,165,315    1,197,546
     Depreciation, depletion and
       amortization                       850,000    1,375,000
     Leasehold abandonments                10,000       36,895
     Impairment of
       oil and gas properties           2,274,057            -
     Exploration                          357,560      342,494
     General and administrative           422,618      317,410
     Interest expense                      36,833       22,141
                                        ---------    ---------
                                        5,116,383    3,391,486

Income (loss) before income taxes      (1,898,978)     (53,233)

Provision (benefit) for income taxes     (640,121)    (179,374)

NET INCOME (LOSS)                     $(1,258,857) $   126,141
                                       ==========    =========

Net income (loss) per common share         $(0.10)      $ 0.01
                                       ==========    =========

Cash dividends declared per share            $.00         $.00

Weighted average shares outstanding    12,617,872   12,531,883



The accompanying notes are an integral part of these statements.

                       EQUITY OIL COMPANY
                         Balance Sheets
         as of September 30, 1995 and December 31, 1994

                                   (Unaudited)
                                  September 30,    December 31,
ASSETS                                 1995           1994
                                   ------------    -------

Current assets:
  Cash and cash equivalents       $   154,399     $   363,342
  Temporary cash investments        1,492,873       2,466,728
  Accounts and advances receivable  3,308,928       3,434,955
  Income taxes receivable             231,262         293,440
  Deferred income taxes                48,281          48,281
  Other current assets                393,791         389,613
                                   ----------      ----------
                                    5,629,534       6,996,359

Property and equipment             97,886,166      95,048,505
Less accumulated depletion,
  depreciation and amortization    57,336,588      54,236,588
                                   40,549,578      40,811,917
Other assets:
  Investment in and note receivable
    from Symskaya Exploration       5,408,172       3,415,123
  Investment in Raven Ridge
    Pipeline Partnership              565,191         684,937
  Other assets                        200,040               -
                                    ---------      ----------
                                    6,173,403       4,100,060

TOTAL ASSETS                      $52,352,515     $51,908,336
                                   ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                $ 1,021,234     $ 1,156,611
  Accrued liabilities                  15,957         151,948
  Accrued profit sharing              130,600         157,073
  Income taxes payable                190,699          50,931
  Deferred lease rental revenue             -         178,553
  Current portion - note payable            -         460,000
                                    ---------       ---------
                                    1,358,490       2,155,116


Note payable                                -         460,000
Revolving credit facility           3,524,820               -
Deferred income taxes               8,788,164      10,088,189
                                   ----------      ----------
                                   12,312,984      10,548,189

Stockholders' equity
  Common stock                     12,593,631      12,593,631
  Paid in capital                   3,385,239       2,934,792
  Retained earnings                22,702,171      23,788,818
  Less cost of treasury stock               -        (112,210)
                                   ----------      ----------
                                   38,681,041      39,205,031

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $52,352,515     $51,908,336
                                   ==========      ==========


The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                            Statements of Cash Flows
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

                                         1995            1994
                                      -----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                           $(1,086,647)   $   (86,604)
   Adjustments
     Depreciation, depletion and
       amortization                     3,100,000      3,575,000
     Impairment of
       oil and gas properties           2,274,057              -
     Partnership distributions in
       excess of income                   119,746        110,587
     Property dispositions                 35,500         71,381
     Decrease in deferred income taxes (1,300,025)      (341,769)
     Change in other assets                10,528              -
     Increase (decrease) from changes in:
       Accounts and advances receivable   126,027        (90,133)
       Other current assets                (4,178)        24,273
       Deferred lease revenue            (178,553)             -
       Accrued profit sharing             (26,473)             -
       Accounts payable and accrued
         liabilities                     (271,368)        56,562
       Income taxes receivable/payable    201,946       (215,296)
   Net cash provided
     by operating activities            3,000,560      3,104,001
                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Symskaya Exploration    (1,993,049)    (1,321,589)
   Proceeds from sale of property               -         62,746
   Sale of temporary cash investments     973,855              -
   Capital expenditures                (5,147,218)    (3,012,908)
                                       ----------     ----------
   Net cash used in
       investing activities            (6,166,412)    (4,271,751)
                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of note payable               (920,000)      (345,000)
   Purchase of treasury stock             (51,181)       (26,686)
   Increase in other assets              (210,568)             -
   Revolving credit facility            3,524,820              -
   Proceeds from exercise of
     incentive stock options              613,838              -
                                        ---------      ---------
   Net cash provided by (used in)
     financing activities               2,956,909       (371,686)
                                        ---------      ---------

NET INCREASE (DECREASE) IN CASH          (208,943)    (1,539,436)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                 363,342      5,194,013
                                       ----------     ----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $   154,399    $ 3,654,577
                                       ==========     ==========

CASH, CASH EQUIVALENTS AND
   TEMPORARY CASH INVESTMENTS
   AT END OF PERIOD                   $ 1,647,272    $ 4,047,034
                                       ==========     ==========

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
          Income Taxes                 $  298,093     $   21,000
          Interest                     $   66,378     $   65,551

The accompanying notes are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

The accompanying financial statements of Equity Oil Company (the Company) have not been audited by independent accountants, except for the Balance Sheet at December 31, 1994. In the opinion of the Company's management, the financial statements reflect the adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 1995, and the results of its operations for the three and nine month periods ended September 30, 1995 and 1994, and its cash flows for the nine month periods ended September 30, 1995 and 1994.

The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1994 Annual Report on Form 10-K, and the Company's Form 10-Q's for the first and second quarters of 1995.

The results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of future results.

Note 2.  Net Income (Loss) Per Share

Net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Primary and fully diluted earnings per share are essentially the same.

Note 3. Reclassifications

Certain balances in the September 30, 1994 financial statements have been reclassified to conform with the current year presentation. These changes had no effect on previously reported net income (loss) or cash flows.

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

Note 5. Adoption of SFAS #121

Included in the Statement of Operations for the three and nine month periods ended September 30, 1995 is a non-cash charge for the impairment of oil and gas properties in the amount of $2,274,057 ($1,433,338 after tax), which results from the Company's adoption of SFAS #121, Accounting for the Impairment of Long Lived Assets, effective July 1, 1995. SFAS #121 requires successful efforts companies to evaluate the recoverability of the carrying costs of their oil and gas assets at a field level, rather than on a company-wide level as before. The SFAS #121 test compares the expected undiscounted future net revenues from each producing field with the carrying costs on the books of the Company at the end of each period. When the carrying costs exceed the undiscounted future net revenues, the costs are written down to fair value which is determined using discounted future net revenues from the producing field.

                             PART I

                             ITEM 2

Management's Discussion and Analysis of Financial Condition and
Results of Operation

RESULTS OF OPERATIONS

         As discussed in Note 5 to the financial statements, the Company adopted SFAS #121, Accounting for the Impairment of Long Lived Assets, effective July 1, 1995. The adoption of this new accounting standard resulted in a non-cash charge in the amount of $2,274,057 ($1,433,338 after taxes). Primarily as a result of this charge, the Company recorded a net loss for the first nine months of 1995 in the amount of $(1,086,647), or $(.09) per share, on revenues of $9,928,595. This compares to a net loss of $(86,604), or ($.01) per share, on revenues of $9,094,390 for the same period of 1994. The third quarter 1995 net loss was $(1,258,857), or $(.10) per share, on total revenues of $3,217,405. This compares to net income during the same quarter in 1994 of $126,141, or $.01 per share, on total revenues of $3,238,253.

         Without this charge, the Company would have reported net income for the third quarter of $36,930, or $.00 cents per share, and net income for the first nine months of $209,140, or $.02 cents per share. This is a non-cash financial statement event only. There has been no decrease in the quantity or expected future net revenue from the Company's reserves, nor is there any impact on the Company's cash flows. On a prospective basis, the implementation of the accounting standard will result in lower future DD&A charges, because the Company has written off $2.3 million of carrying costs that were associated with high-cost, marginally economic properties that would have been charged off through DD&A over the next few years.

Growth Strategy

         In February, the Company announced a new growth strategy, encompassing a balanced approach in four areas. Those areas included 1) acquisitions, 2) focused exploration drilling, 3) development drilling and exploitation of existing assets, and 4) international exploration. The Company continues to make progress in each area.

         *FOCUSED EXPLORATION DRILLING
         *DEVELOPMENT DRILLING & EXPLOITATION
         *ACQUISITION OF PROVED RESERVES IN NORTH AMERICA
         *INTERNATIONAL EXPLORATION IN RUSSIA

FOCUSED EXPLORATION DRILLING

         The Company expects to drill a total of 12 exploratory wells during 1995, most of which will occur during the 4th quarter of the year. The scheduled wells include some of the following:

         California: Six tests will be drilled on prospects identified by our Orion 41.5 square mile 3-D seismic program in Sutter County in the Sacramento Basin.

         The No. 1-34 Putnam well, drilled on the basis of a 2-D seismic anomaly in Colusa County in the Sacramento Basin, was spudded on October 4, 1995, and is waiting on completion as an apparent gas discovery in the Kione and Forbes formations. Equity has a 30% working interest in the well.

         Wyoming: The No. 21 Sage Creek, a 4,000 foot Madison test will be drilled in the Sage Creek Field, Big Horn County, on acreage acquired earlier in the year by Equity in the Mountain Oil & Gas acquisition. Equity has a 41% working interest in the well.

         Texas: The No. 1 Bodden, a Wilcox sand re-entry of an abandoned well will be drilled with Coastline Exploration in Goliad County, Texas. Equity has a 30% working interest.

         If successful, each of these wells could lead to additional development drilling. In particular, drilling success in the Orion 3-D seismic area could lead to a significant drilling program in 1996.


DEVELOPMENT DRILLING & EXPLOITATION

         During the first nine months of the year, the Company drilled a total of six successful development wells resulting in four oil wells and two gas wells. The wells included:

         Canada: Four development oil wells were drilled in the Cessford Field in Alberta, Canada, which added an estimated 147,000 BOE's of new proved developed reserves at a cost of $3.21 per BOE. Equity now has a 50% working interest in this property as a result of the purchase of an additional 5% interest reported below.

         The Northstar No. 6-24-12-19 Retlaw was drilled and completed as a gas well early in the year. The well is currently producing 5 million cubic feet per day. Successful development drilling and removal of production restrictions from the provincial regulatory agency has increased production in the Retlaw field from 2 million cubic feet per day to 10 million cubic feet per day. Equity maintains a 14% working interest in the field.

         Colorado: In the Hells Hole area in Rio Blanco County, Colorado, the Mitchell Energy No. 1-35-2-104 was completed as a development gas well in Hells Hole during the third quarter. Equity has a 30% working interest in two completions in the Hells Hole area that are producing at a combined rate of
2.6 million cubic feet per day.

         Wyoming: In the Siberia Ridge field in Sweetwater County, Snyder Oil Company drilled the No. 16-20-22-94 pursuant to a farmout entered into in 1994. A second well under the Snyder farmout, the No. 1-32 is expected to be drilled during the fourth quarter. The No. 22-4 Siberia Ridge development well, in which Equity has a 50% working interest, was spudded on November 4th. The well is operated by Marathon Oil Company.

         Texas: The No.1 Kolodziejczak, in Goliad County, was drilled and completed as a development gas condensate well in the Recklaw formation. Equity has a 19.5% working interest in the well. The well was placed on production November 7th flowing 900 thousand cubic feet and 7 barrels of condensate per day.

ACQUISITION OF PROVED RESERVES IN NORTH AMERICA

         As reported in our six month report to shareholders, the Company has made significant progress in its efforts to acquire proved reserves that are compatible with our geographic and production focus. The 1995 acquisitions are summarized below:

         The purchase of an average 30% working interest in eight fields and eighty wells from Mountain Oil & Gas of Wyoming and Mountain Oil & Gas of Montana, for a total purchase price of $2,160,651 added proved developed reserves of 544,000 barrels of oil and 178 million cubic feet of natural gas, equivalent to 573,277 BOE's, at a purchase price of $3.77 per BOE. The purchase, effective July 1, 1995, increases the Company's 1995 production base by approximately 10%, adding 200 barrels and 153 thousand cubic feet per day to production. The properties acquired have substantive upside potential in the form of development drilling, exploration and equipment upgrades.

         The purchase of an additional 5% interest in the Cessford field in Alberta, Canada, effective May 1, 1995, added 72,000 barrels of oil and 127.5 million cubic feet of natural gas of proved developed reserves, equivalent to 93,000 BOE for a price of $411,735 or $4.42 per BOE.

INTERNATIONAL EXPLORATION IN RUSSIA

         Equity's most ambitious exploration project, the drilling of the Lemok No. 1 exploratory well by Symskaya Exploration, Inc. on its 1.1 million acre License area in eastern Siberia, is continuing. Although recent drilling problems related to deviation control of the borehole have slowed the drilling process, evaluation of the drilling results to date are encouraging.

     As reported previously, oil shows were encountered in the well between 6,890 and 6,985 feet in a dolomite section of probable Cambrian age. The cores taken in this interval, and the western logs run from 2,460 to 8,793 feet, the point at which intermediate casing has been set, continue to be evaluated. Evaluation of log and sample data to date indicates that, in addition to the zone previously reported, at least two other zones between 7,760 and 8,793 feet may be potentially productive. The core and log data is inferential only, and the extent and productivity of any of the zones must await testing, following the completion of drilling in the well. The drilling in the well has continued to encounter periodic hydrocarbon shows in the drill cuttings below the intermediate casing depth of 8,793 feet. All shows are in dolomites of probable Cambrian age. The well is currently drilling at 9,728 feet in a controlled drilling mode in an effort to alleviate bore hole deviation problems. It is now unlikely that the well will reach total estimated depth of 14,500 feet prior to year end.

         Symskaya Exploration, Inc. is 50% owned by Equity and 50% by
Leucadia National Corporation, and operates in Russia through its Branch under the terms of a Combined License, giving it exploration, development and production rights on 1.1 million acres, for a primary term of 25 years.

CAPITAL RESOURCES AND LIQUIDITY

         Cash, cash equivalents, and temporary cash investments totaled $1,647,272 as of September 30, 1995, a decrease of $1,182,798 since year-end 1994. Working capital at September 30, 1995 was $4,271,044, down 12% from $4,841,243 at December 31, 1994.

         Cash provided by operating activities was $3,000,560 in the first nine months of 1995, 3% lower than the same period of 1994. The Company's ratio of current assets to current liabilities improved from 3.25 to 1 at December 31, 1994 to 4.14 to 1 at September 30, 1995.

         Investment in property and equipment for the first nine months of 1995, including advances to Symskaya Exploration and proved property acquisitions, totaled $7,140,267, a 65% increase from the amount recorded during the corresponding nine months of 1994. Approximately $2,000,000 was advanced to Symskaya during the first nine months of 1995, compared to approximately $1,300,000 during the same period of 1994. The increased level of advances reflects the commencement of the drilling phase of the project. The Company expects that advances to Symskaya will continue at their current levels for the balance of 1995. The higher level of capital expenditures reflects both increased acquisition and development activities. A portion of the 1995 investment in property and equipment was funded by the sale of $973,855 of temporary cash investments.

         In 1995, the Company used proceeds from its revolving credit facility to retire its previously outstanding note payable, as well as to make the proved property acquisitions discussed earlier. Through September 30, 1995, the Company has spent a total of $2,572,386 on acquisitions. In 1994, the Company made the scheduled principal payments on this note payable.

         The Company believes that existing cash balances, cash flow from operating activities, and the approximate $6.5 million of borrowing capacity under the revolving credit facility will provide adequate resources to meet its remaining 1995 capital, exploration, and acquisition spending objectives.

COMPARISON OF THIRD QUARTER 1995 WITH THIRD QUARTER 1994

         Oil and gas sales dropped 1% in the third quarter of 1995 to $2,987,833 versus $3,021,350 in the same quarter of last year. Decreases in oil revenues were largely offset by increases in gas revenues. Total revenues decreased 2% from 1994 to 1995.

         Oil production dropped from 161,000 barrels in 1994 to 154,000 barrels in 1995. Gas production increased from 303 Mmcf in 1994 to 353 Mmcf in 1995. Production on an equivalent barrel basis for the quarter increased slightly, with 1995 production of 212 MBOE compared to 211 MBOE in 1994.

         Posted prices for Western Colorado crude oil, which accounts for 61% of the Company's total oil production, decreased 3% during the third quarter of 1995, averaging $18.01 per barrel, compared to $18.58 during the third quarter of 1994. This decrease was partially offset by an additional $.40 per barrel premium negotiated for crude oil sales at the Rangely Weber Sand Unit.

         Decreases in operating costs were a function of decreased oil production. Internal costs associated with property acquisition activities, as well as increases in personnel expenses, legal fees and investor relations expenses caused administrative costs to increase during the third quarter of 1995 over 1994.

         Depreciation and depletion charges decreased by $575,000 in 1995 over 1994 levels. The majority of the decrease is attributable to the adoption of SFAS #121 mentioned previously, which resulted in writing off $2.3 million of costs primarily associated with marginally economic, high-cost wells with high depletion rates. The adoption of SFAS #121 was effective July 1, 1995. In addition, during 1994 several producing wells reached their economic limit during the quarter, causing their remaining net book values to be charged to expense. There was no similar event in 1995.

         The income tax benefit of $(640,121) includes the deferred tax benefits associated with the property impairment charge discussed earlier. The adoption of SFAS #121 did not result in any other tax consequences to the Company.

COMPARISON OF FIRST NINE MONTHS OF 1995 WITH FIRST NINE MONTHS OF
1994

         Oil and gas sales increased 6% in the first nine months of 1995 to $9,115,940 versus $8,576,173 in the same period of last year. This increase was brought about principally by stronger oil prices, which were up 11% on average from year to year. Oil production for the first nine months was 459,000 barrels, down slightly from 1994 production of 462,000 barrels. Gas production for the period increased to 963 Mmcf from 857 Mmcf in 1994.

         The average posted price for crude at the Rangely Weber Sand Unit during the first nine months of 1995 was $18.60 per barrel, compared to $16.87 during the same period of 1994.

         Other income includes the recognition in the first quarter of 1995 of income arising from a lease option agreement that was deferred in 1994, as well as increased overhead income from operated properties during 1995.

         As discussed previously, decreases in operating costs were a function of decreased oil production. Internal costs associated with property acquisition activities, as well as increases in personnel expenses, legal fees and investor relations expenses caused administrative costs to increase during the first nine months of 1995 over 1994.

         Depreciation and depletion charges decreased by $475,000 in 1995 over 1994 levels. The majority of the decrease is attributable to the adoption of SFAS #121 mentioned previously, which resulted in writing off $2.3 million of costs primarily associated with marginally economic, high-cost wells with high depletion rates. In addition, during 1994 several producing wells reached their economic limit during the period, causing their remaining net book values to be charged to expense. There was no similar event in 1995.

         The income tax benefit of $(684,178) includes the deferred tax benefits associated with the property impairment charge discussed earlier.

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

                                                 EQUITY OIL COMPANY
                                                    (Registrant)



DATE:     November 14, 1995          By /s/ Paul M. Dougan
                                        -------------------------
                                        Paul M. Dougan, President


DATE:     November 14, 1995          By /s/ Clay Newton
                                        -------------------------
                                        Clay Newton, Treasurer