Form 10-K
period 1995-12-31
EQUITY OIL CO
filed 1996-03-12
CIK 33325

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                                   (Mark One)
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1995

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission file number 0-610
                               EQUITY OIL COMPANY
             [Exact name of registrant as specified in its charter]

                Colorado                                 87-0129795
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)            Identification Number)

     10 West Broadway,  Suite 806                          84101
        Salt Lake City, Utah                             (Zip Code)
 (Address of principal executive offices)

       Registrant's telephone number, including area code: (801) 521-3515
          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class          Name of each exchange on which registered

          None                                         None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock (par value, $1 per share)
                                [Title of class]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No

As of February 21, 1996, 12,711,100 common shares were outstanding, and the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $53,070,677.

Documents Incorporated by Reference
1. Definitive proxy statement to be filed in connection with Issuer's Annual Stockholders' Meeting to be held on May 8, 1996 and more particularly the information contained on pages 2 through 5 are incorporated by reference into
Part III of this report.
                                                                Total Pages 63

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Equity Oil Company ("Equity" or "the Company") was originally incorporated in the state of Utah in 1923. In 1958, it was merged into its subsidiary, Weber Oil Company, a Colorado corporation. The surviving company adopted the name Equity Oil Company.

Equity is an independent oil and gas exploration and production company, currently conducting its business in ten states and two Canadian provinces. Equity is also a 50% shareholder in Symskaya Exploration, Inc., which has operations in Russia. Headquartered in Salt Lake City, Utah, the Company also maintains an exploration office in Denver, Colorado, and a field office in Vernal, Utah. The Company has 17 full-time employees.

More than 90% of the Company's revenues come from the sale of crude oil and natural gas. Accordingly, the Company continually seeks to increase its oil and gas reserves through exploration, development of existing properties, and/or the purchase of existing producing properties.

The Company's exploration office in Denver is responsible for the generation and review of exploration prospects, and the planning, where necessary, to drill the prospects. These include prospects developed in-house, as well as those presented by independent third parties. The general drilling practice of the Company is to participate in projects on a 25% to 50% working interest basis. Participation varies with each prospect depending on location and the attendant financial and technical risk.

In addition to its exploration ventures, the Company works in conjunction with other working interest owners in producing properties to identify and develop projects that will enhance and expand the productive capacities of existing wells and fields. The Company also investigates opportunities to purchase interests in properties with existing production.

A discussion of the Company's  activities during 1995 is set forth below in ITEM
2. Properties, under the caption Present Activity.

NARRATIVE DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS AND MARKETS

The Company produces crude oil and natural gas. During the last five years, revenues from the sales of these products have accounted for more than 90% of the total revenues of the Company, while remaining revenues have come from other sources, including interest income on invested funds, partnership income, operating overhead reimbursements, and the sales of various undeveloped properties.

The Company's crude oil production is sold under short-term contracts at current posted prices for each geographic area, less applicable quality or transportation tariffs plus negotiated bonuses. Prices are set by oil purchasers, and their methods of determining prices are not within the knowledge of the registrant, but it is assumed they are influenced by regional, national and international factors relating to oil supply and demand. (See discussion under Major Customers)

The bulk of the Company's natural gas production is sold in the Gulf Coast of Texas, in the Canadian province of Alberta, and in Wyoming. In addition to these areas, the Company expects to see an increase in gas production during 1996 in California.

In the Gulf Coast of Texas, the majority of the Company's gas production is sold on the spot market. Contracts are typically of short duration, and prices received vary in concert with the futures markets. While the areas in Texas where the Company has its major gas reserves are characterized by large reserves of other companies, the Company has historically been able to sell all of its productive capacity, and expects to be able to continue to do so in the near future.

The majority of the natural gas produced in Alberta is taken in kind and sold on the spot market under short term contracts. The Company's contracts do not provide for minimum production amounts; however, the Company has historically been able to produce most of the wells at or near capacity, and has been able to sell all of the gas produced.

The majority of gas sold in Wyoming is marketed under a contract at an index price that is subject to renegotiation on a monthly basis. The Company expects to sell gas produced in California on the spot market, where prices also vary on a monthly basis.

SEASONALITY

The Company experiences some seasonality in gas sales revenues. Net sales prices tend to rise during the winter months compared to the rest of the year. However, since over 80% of the Company's oil and gas revenues come from the sale of oil, the seasonal impact on gas sales is not significant.


MAJOR CUSTOMERS

All oil and gas produced in the U.S. or Canada is sold to unaffiliated pipeline, refining, or crude oil purchasing companies. These companies are often the operators of the fields where the product is produced, or owners of the pipelines which transport the products. A change of ownership or a change in operator has not resulted in an interruption of production or transportation, and consequently has not had a material adverse effect on the business of the Company.

Approximately 60% of the Company's total oil production comes from the Rangely Weber Sand Unit in Rangely, Colorado. This production accounted for approximately 51% of the Company's total revenues in 1995. The Company currently sells its share of oil from the Rangely field through a crude oil marketing company to Phillips Petroleum (Phillips). The Company does not believe that the loss of Phillips as a customer would have any material impact on the Company, as oil production from the Rangely field could readily be sold to other crude oil purchasers. No other customer accounts for more than 10% of the Company's sales.

COMPETITION

Equity is part of a highly competitive industry composed of many companies that are significantly larger and possess greater resources than the Company. These include major oil companies as well as large independent exploration and production companies. Their size and resources may allow these parties to operate at a greater competitive advantage than Equity.

During 1995 the Company did not experience any competitive factors which impaired its production or sale of oil and gas, nor did it experience any difficulties in contracting for drilling and related equipment.

GOVERNMENT REGULATION

Drilling activities of the Company are regulated by several governmental agencies in the United States, both federal and state, including the
Environmental Protection Agency, Forest Service, Department of Wildlife, and Bureau of Land Management, as well as state oil and gas commissions for those states in which the Company has operations. Canadian operations are subject to similar requirements.

The Company believes that it is currently in compliance with all federal, state, and local environmental regulations, both domestically and abroad. Further, the Company does not believe that any current environmental regulations will have a material impact on its capital expenditures or earnings, nor will they result in any competitive disadvantage to the Company.

FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS

Foreign operations of the Company are currently conducted in the Canadian provinces of Alberta and British Columbia. Financial information concerning these operations can be found in Footnotes 5 and 6 to the financial statements. For financial reporting purposes, the Company does not allocate any general and administrative expenses to its Canadian operations, nor are they burdened with indirect exploration overhead expenses. Direct exploration expenses are charged to the geographic area in which they occur. Because the majority of the
Company's exploration efforts occur in the United States, very little exploration expenses are allocated to the Canadian operations. As a result of these and other factors, the operating profit of the Canadian operations is significantly greater than the operating profit in the United States. The Company does not believe that its Canadian operations are attended with any more risk than those in the United States.

Symskaya Exploration, Inc., in which the Company owns a 50% interest, is conducting operations in Russia. Further discussion of this venture is found in
ITEM 2. Properties, under the caption Present Activity, and in Footnotes 6 and 9 in the financial statements.

ITEM 2. PROPERTIES

The principal properties of the Company consist of developed and undeveloped oil and gas leasehold interests. Developed leases are comprised of properties with existing production, where lease terms continue as long as oil and/or gas is produced. Undeveloped leases include unproven acreage on both public and private lands. The leases have set terms and terminate at the time specified in each lease unless oil and gas in commercial quantities are discovered prior to that time.

The Company also has a fee interest in 3,968 net acres of oil shale lands in Colorado. These properties have not generated significant revenue for the Company. In 1994, the Company entered into a lease agreement with another company for a five year oil and gas lease on these lands.

RESERVES

The information found in Footnote 9 to the financial statements concerning proved reserves represents the Company's best estimate of product quantities expected to be produced from the properties based on geologic and engineering data, as well as current economic and operating conditions. The presentation is made in accordance with Securities and Exchange Commission guidelines, and is based on prices and costs in effect on December 31, 1995.

The calculation of future net cash flows relating to proved oil and gas reserves is sensitive to price variations, and is based on the prices in effect at a specific point in time. The weighted average net prices used for the 1995 reserve calculation were $18.02 per barrel of oil and $1.38 per Mcf of natural gas, which compares to $16.87 and $1.52 in 1994.

No estimates of reserves have been filed with or included in any report to any other federal agency during 1995.

PRODUCTION

The following table sets forth the Company's production, average sales prices, and average lifting costs by geographic area for 1995, 1994, and 1993:

                            1995          1994           1993         1995          1994         1993
Area                        Oil           Oil               Oil          Gas           Gas          Gas
Production                (Bbls)        (Bbls)         (Bbls)       (MMCF)        (MMcf)       (MMcf)


 Colorado                 373,766       387,919        435,845           84            27           22
 Texas                     32,861        42,603         52,045          356           439          574
 Montana                   23,385        17,889         19,744            9             -            1
 Utah                      10,069        12,216         11,996            -             -            -
 Wyoming                   44,283        22,956         24,129          422           398          195
 North Dakota               5,869         5,370         11,161            2             1            1
 Oklahoma                     640           664            631            -             -            -
 California                     -             -              -            5             -            -
 Other States                   6            30             39            2            15            2
 Total U.S.               490,879       489,647        555,590          880           880          795

 Alberta                  116,252       108,466        112,907          568           238          215
 B.C.                      12,249        11,430          7,881            3             2            2
 Total Canada             128,501       119,896        120,788          571           240          217

Grand Total               619,380       609,543        676,378        1,451         1,120        1,012

Average Price
  U.S.                     $17.44        $15.88         $16.47        $1.67         $2.18        $2.13
  Canada                   $15.49        $14.30         $13.07        $ .74         $1.57        $1.24
  Total                    $17.00        $15.57         $15.87        $1.31         $2.05        $1.94

Lifting Costs
  U.S.                     $ 7.75        $ 6.60         $ 7.30        $ .74         $ .91        $ .94
  Canada                   $ 3.75        $ 4.32         $ 3.44        $ .19         $ .46        $ .31
  Total                    $ 6.85        $ 6.15         $ 6.61        $ .53         $ .81        $ .81


PRODUCTIVE WELLS AND ACREAGE

The location and quantity of Equity's productive wells and acreage as of December 31, 1995 are as follows:


 Productive Wells:                                  Gross               Net

    Oil:
        United States                                 729             52.909
        Canada                                        244             12.125
    Gas:
      United States                                    55             13.289
        Canada                                         11              2.327
    Total Productive Wells                          1,039             80.650

    Developed Acreage
        United States                             122,592              9,161
        Canada                                    128,880              3,402
    Total Developed Acreage                       251,472             12,563




UNDEVELOPED ACREAGE

The following table sets forth the Company's undeveloped oil and gas lease acreage as of December 31, 1995 by geographic area:




                                       Gross                   Net
Area                                  Acreage                Acreage

Colorado                                  8,520                 7,605
Texas                                     4,362                 1,207
Montana                                  27,572                 5,550
Utah                                      6,760                   784
Wyoming                                  19,705                 7,872
California                               23,352                 5,224
North Dakota                              4,998                 3,379
Other States                                280                    38
Total U.S.                               95,549                31,659
Alberta                                  37,040                 4,533
Total Canada                             37,040                 4,533
Grand Total                             132,589                36,192



Through its 50% ownership in Symskaya Exploration, Inc., the Company also has an indirect interest in an additional 550,000 net acres in Russia. Further discussion of this venture is found in ITEM 2. Properties, under the caption Present Activity, and in Footnotes 6 and 9 to the financial statements.

DRILLING ACTIVITY

During 1995, the Company participated in the drilling of 20 gross wells, including 3 drilled under farmout agreements. Of this total, 16 were completed as producing oil and gas wells and 4 were plugged and abandoned as dry holes.




Gross exploratory wells drilled:        Status     1995        1994         1993

    United States                    Productive       8           7            8
                                     Dry              4           6            7
     Canada                          Productive       -           -            -
                                     Dry              -           -            -

Gross development wells drilled:
     United States                   Productive       3           5            3
                                     Dry              -           -            3
     Canada                          Productive       5           2            -
                                     Dry              -           -            -

Net exploratory wells drilled:
     United States                   Productive    1.05        1.10         1.13
                                     Dry           1.08        1.48         1.86
     Canada                          Productive       -           -            -
                                     Dry              -           -            -
Net development wells drilled:
     United States                   Productive    1.30         .80          .88
                                     Dry              -           -          .85
     Canada                          Productive    2.14         .90            -
                                     Dry              -          -             -

PRESENT ACTIVITY

In 1994, the Company announced the adoption of a corporate strategy to replace the oil and natural gas reserves of the Company. The four elements of that strategy are:

  *Focused exploration  drilling in North America
  *Development  drilling and  exploitation  in North America
  *Acquisition of proved reserves in North America
  *International exploration in Russia

Following is background information concerning the Company's current and expected activities as they relate to this strategy:

EXPLORATION

Much of the first part of 1995 was devoted to the development and evaluation of exploration prospects. In the second half of 1995, the Company participated in the drilling of twelve exploratory wells, resulting in five gas completions, three oil completions, and four dry holes. Two wells approved at year-end 1995 have both been completed in 1996 as gas wells.

The most significant event of the 1995 exploration program was the drilling of the first four wells on the 41.5 square mile Orion 3-D seismic survey in the Sacramento Basin of Northern California. The survey was completed in the spring of 1995, and following processing and evaluation of the survey data, drilling on the survey began in the fourth quarter. Five of the first six wells drilled were completed as gas wells, including two in 1996. All of the Orion wells will be on production in the first quarter of 1996, and the Company currently has plans to drill an additional nine wells on this survey in 1996.
Equity has a 25% working interest in this project.

The Company will participate in four additional 3-D seismic surveys in the Sacramento Basin in 1996 that may result in the drilling of additional exploratory wells during the year.

Exploration activities in the Rocky Mountains in 1995 resulted in one dry hole; however, considerable work was done in prospect generation and development that may result in nine prospects being drilled in 1996. The Company currently has three active prospects in Wyoming, two in Montana, two in Colorado, and two in North Dakota.

Included in the Rocky Mountain exploration prospects is a Lodgepole reef test that will be drilled, following a twenty five square mile 3-D seismic program, on a 21,500 acre lease block in Dawson County, Montana. The 3-D survey is scheduled to begin in the first quarter of 1996, and drilling should begin in the third quarter of the year. Equity generated and operates this prospect and has been reimbursed by its partners for 85% of its acreage cost in the prospect and will be carried at no cost for its 15% working interest in the 3-D survey and the first well.

DEVELOPMENT DRILLING

In 1995, Equity participated in the drilling of eight development wells resulting in four gas wells and four oil wells. In addition to the conversion of
1.37 BCF of gas from proved undeveloped reserves to proved developed reserves, this drilling resulted in the addition of 198,000 barrels and .47 BCF of proved developed reserves to the Company's reserve base.

Development drilling during the year focused on the Cessford field in Alberta, Canada and the Siberia Ridge field in Sweetwater County, Wyoming. At Cessford, four wells were completed as oil wells, bringing the total producing wells in this 50% owned property to twenty. Present plans call for the drilling of one additional development well in the field in 1996 and the continuation of the work on a waterflood feasibility study.

At the Siberia Ridge field, the Company participated in the drilling of three wells in 1995. Two of the wells were drilled under a farmout agreement at no cost to the Company. Equity will back in for a 40% working interest in the two wells after they payout and will have a 5% royalty interest until that time. These wells are now on production at a combined rate of 700 MCF per day. The third well has been placed on production at a daily rate of 300 MCF per day. Equity has a 50% interest in this well. Present plans call for the drilling of three wells in the Siberia Ridge Field in 1996, one of which will be under a farmout agreement, and two in which Equity will have a 50% working interest.

Development drilling and exploitation work in 1996 will begin to focus on certain of the properties purchased in 1995. The most significant of those properties, the Sage Creek Field in Big Horn County, Wyoming, will see the drilling of a well that will test the productive limits of the Madison formation. Equity has a 24% working interest in the field.

ACQUISITIONS

In Equity's first year as an acquiror of producing properties, the Company purchased a total of approximately 761,000 barrels of oil and 1.29 Bcf of natural gas reserves for a total purchase price of $3.1 million dollars, or $3.18 per BOE. The purchases were made using funds from the $20 million borrowing base revolving credit facility established by the Company in March of 1995. The specific purchases included:

The purchase of an average 30% working interest in seven fields and fifty wells from Mountain Oil and Gas of Wyoming and Mountain Oil and Gas of Montana for a total purchase price of $2.2 million This acquisition added proved developed reserves of approximately 700,000 barrels of oil and 197 million cubic feet of natural gas, equivalent to 733,000 BOE's, at a purchase price of $3.01 per BOE. The purchase was effective July 1, 1995.

The purchase of an additional 5% interest in the Cessford field in Alberta, Canada, effective May 1, 1995, added 72,000 barrels of oil and 127.5 million cubic feet of natural gas, equivalent to 93,000 BOE's, at a purchase price of $412,000, or $4.42 per BOE.

The purchase of a 25% average working interest in three gas wells in the Meteetsee field in Park County, Wyoming from Exxon for $494,000. Proved developed reserves associated with the wells total 938 million cubic feet of natural gas for an acquisition cost of $.52 per MCF.
The purchase was effective on December 1, 1995.

Each of the  properties  acquired  have upside  potential  in the form of infill development drilling, additional exploration, equipment upgrades, and/or possible waterflooding In 1996, the Company will continue to focus its producing property acquisition efforts in Wyoming, Montana and Alberta, and will continue to investigate and pursue appropriate corporate acquisition opportunities.

INTERNATIONAL EXPLORATION

The drilling of the Lemok No. 1 well by Symskaya Exploration, Inc. on its 1.1 million acre License area in Eastern Siberia, is continuing. Although recent drilling problems related to deviation control of the borehole have slowed the drilling process, evaluation of the drilling results to date are encouraging.

As reported previously, oil shows were encountered in the well between 6,890 and 6,985 feet in a dolomite section of probable Cambrian age. The cores taken in this interval, and the western logs run from 2,460 to 8,793 feet, the point at which intermediate casing has been set, have been evaluated. Evaluation of log and sample data to date indicates that, in addition to the zone previously reported, at least two other zones between 7,760 and 8,793 feet may be potentially productive. The core and log data is inferential only, and the extent  and  productivity  of any of the zones must  await  testing,  which will follow the completion of drilling in the well. The well has continued to encounter periodic hydrocarbon shows in the drill cuttings below the intermediate casing depth of 8,793 feet. All shows are in dolomites of probable Cambrian age. The well is now expected to reach total estimated depth of 14,500 feet during the first quarter of 1996.

The License area is located in a country that may be considered economically and politically unstable. As a result, the Symskaya project is subject to all the risks of an exploratory well in addition to the economic and political risks associated with the Russian Federation and local government, including but not necessarily limited to the cancellation or renegotiation of contracts, expropriation, tax and royalty increases, foreign exchange controls, import and export regulations, environmental regulations and other laws that may have an adverse impact on the operation. There are also increased logistical problems and costs associated with exploration activities in such a remote region.

Further information concerning the Company's investment in Symskaya Exploration, Inc. may be found in Footnote 6 to the financial statements.

DELIVERY COMMITMENTS

The Company is not obligated to provide any fixed or determinable quantity of oil or gas in the future under any existing contracts or agreements.

ITEM 3. LEGAL PROCEEDINGS

No material legal proceedings are pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to the security holders for a vote, and no proxies were solicited.


PART II
ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED MATTERS

The Company's stock is traded on the over-the-counter market and quoted over the NASDAQ National Market System using the symbol EQTY. High and low prices for 1995 and 1994 are as follows:



     Quarter                          High                  Low

     1995 - 4th                      6 1/8                3 3/4
            3rd                      7 1/8                4
            2nd                      4 5/8                3 1/8
            1st                      4                    3 3/8
     1994 - 4th                      5 3/8                3 7/8
            3rd                      5 5/8                3 1/2
            2nd                      4 1/4                3 1/2
            1st                      4 3/4                3 7/8


The approximate number of stockholders of the Company as of February 22, 1996 is 2,250.

ITEM 6. SELECTED FINANCIAL DATA
                    1995         1994         1993         1992         1991
-------------------------------------------------------------------------------
Net Sales       $12,259,739  $11,713,498  $12,729,899  $15,222,887  $15,286,707

Other Income        457,837      196,431       43,096      277,289      148,388

Lease Operating
Costs             5,093,782    4,658,115    5,293,628    5,481,102    7,505,337

DD&A              3,843,442    5,011,155    5,090,744    4,868,084    4,108,950

Impairment of
Proved Oil and
Gas Properties    2,471,146          -0-          -0-          -0-          -0-

Property
Writedowns              -0-          -0-    3,292,624          -0-          -0-

3-D Seismic         237,604          -0-          -0-          -0-          -0-

Exploration
Expense           1,633,612    1,718,339    1,737,923    2,459,873    1,927,424

General and
Administrative    1,908,778    1,560,675    1,607,892    1,939,682    1,752,816

Income (Loss) Before
Cumulative Effect
of Accounting
Changes          (1,254,812)    (360,830)  (2,476,631)     801,440      314,444

Income (Loss) Per
Common Share Before
Cumulative Effect of
Accounting Changes     (.10)        (.03)        (.20)         .07          .03

Total Assets     53,947,050   51,908,336   53,322,749   58,154,880   56,832,462

Long Term Debt    4,918,830      460,000      920,000    1,380,000    1,840,000

Cash dividends
per share               .00          .00         .05           .20          .20

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ADOPTION OF SFAS NO 121. As discussed in Note 2 to the financial statements, the Company adopted SFAS No. 121, Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal, effective July 1, 1995. The adoption of this new accounting standard resulted in non-cash charges for the impairment of proved oil and gas properties in the amount of $2,471,146 ($1,557,563 after tax). Primarily as a result of this charge, the Company recorded a net loss for 1995 in the amount of $(1,254,812), or $(.10) per share, on revenues of $13,250,556. This compares to a net loss of $(360,830), or ($.03) per share, on revenues of $12,460,204 for 1994. This is a non-cash financial statement event only. There has been no decrease in the quantity or expected future net revenue from the Company's reserves, nor is there any impact on the Company's cash flows.

OIL AND GAS RESERVES. In February of 1995, the Company announced a new growth strategy aimed at replacing and increasing the reserve base of the Company which encompassed a balanced approach in four areas. Those areas included 1) focused exploration drilling in North America, 2) development drilling and exploitation in North America, 3) acquisition of proved reserves in North America, and 4) international exploration in Russia.

As a result of the implementation of this new growth strategy, in 1995 the Company added 1.06 million barrels of oil and 2.26 billion cubic feet of natural gas reserves, equivalent to 171% of 1995 oil production, and 156% of 1995 gas production. When natural gas is converted at a ratio of 6 million cubic feet per barrel the reserve replacement totaled 1.44 million barrels of oil equivalent
(BOE) or 167% of 1995 production.

Year end 1995 proved reserves of oil increased to 7.75 million barrels, an increase of 6% over year end 1994 reserves of 7.31 million barrels. Natural gas proved reserves at year end 1995 were 18.02 billion cubic feet, 5% higher than at year end 1994. Barrel equivalent reserves of 10.75 million barrels were 6% higher on a year to year basis.

RESULTS OF OPERATIONS
COMPARISON OF 1995 WITH 1994

OIL AND GAS PRODUCTION AND SALES. The Company recorded increases in oil and gas production and sales during 1995. Oil production rose 2%, from 609,543 barrels in 1994 to 619,380 barrels in 1994. Gas production rose 30%, from 1.12 Bcf in 1994 to 1.45 Bcf in 1995. The production increases were a direct result of the Company's successful development drilling and acquisition programs. While increased gas production was offset by falling gas prices, oil prices rose slightly during the year. The Company's average gas price received during 1995 was $1.31, down 36% from $2.05 received during 1994. Conversely, oil prices increased 9% from $15.57 in 1994 to $17.00 in 1995. The increases in production and oil prices were able to more than offset lower gas prices, resulting in an increase of 5% in oil and gas sales for 1995. Net oil and gas sales for the year were $12,259,739, compared to $11,713,498 in 1994. Further details of production and pricing are found in Item 2. Properties, under the caption Production.

Other income. Other income in 1995 includes the recognition of $178,553 of lease revenue deferred in 1994. In addition, the Company has begun to operate a greater number of properties, and 1995 figures include increased overhead fees.

LEASE OPERATING COSTS. Lease operating costs increased 9% over 1994 levels. The increase was directly attributable to the increases in production discussed above, along with a greater number of wells on production. Through it's successful acquisition and drilling programs, the Company acquired interests in more than 50 additional wells, most of which were added as of July 1, 1995.

DEPRECIATION, DEPLETION, AND AMORTIZATION (DD&A). Decreased DD&A charges in 1995 are a direct reflection of the adoption of SFAS No. 121 discussed above. The Company removed almost $2.5 million from its depletion base effective July 1, 1995, most of which was associated with high cost, marginally economic wells.

IMPAIRMENT OF PROVED OIL AND GAS PROPERTIES. As discussed previously, included in the Statement of Operations for 1995 is a non-cash charge for the impairment of proved oil and gas properties in the amount of $2,471,146 ($1,557,563 after tax), which results from the Company's adoption of SFAS No. 121, effective July 1, 1995. SFAS No, 121 requires successful efforts companies to evaluate the recoverability of the carrying costs of their proved oil and gas properties at a field level, rather than on a company-wide level as previously allowed by the Securities and Exchange Commission. The SFAS No. 121 test compares the expected undiscounted future net revenues from each producing field with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to fair value, which is determined using discounted future net revenues from the producing field.

3-D SEISMIC AND EXPLORATION EXPENSES. Total exploration expenses increased 9% from 1994 levels due mainly to Company's participation in its 3-D seismic programs in California. These expenses are charged to operations in the period incurred. During 1995, the Company incurred $237,000 of 3-D seismic costs, while no such costs were incurred in 1994. Exploration expenses decreased due to fewer dry holes. The Company drilled 4 dry holes in 1995, compared to 6 in 1994.

GENERAL AND ADMINISTRATIVE EXPENSES. The Company recorded increases in insurance expenses, research expenses, and legal fees associated with its increased activities during 1995, causing general and administrative expenses to increase 22% over 1994 levels.

INCOME TAX EXPENSE. The Company's income tax benefit is a function of the loss in 1995. Details concerning the components of the tax benefit can be found in Footnote 3 to the financial statements.

COMPARISON OF 1994 WITH 1993

OIL AND GAS PRODUCTION AND SALES. Lower oil prices and production in 1994 offset increases in both gas prices and production, causing an 8% decline in oil and gas sales from 1993 levels. Oil production decreased 10% to 609,543 barrels, down from 676,378 barrels in 1993. Gas production increased 11%, to 1,120 MMCF, compared to 1,012 MMCF in the prior year.

INTEREST AND OTHER INCOME. Increases in interest income in 1994 are attributable to the Note Receivable from Symskaya Exploration, Inc. discussed in Footnote 7 to the financial statements. In addition, the Company recognized income in 1994 from the sale of various undeveloped leasehold interests to other oil and gas companies.

LEASEHOLD OPERATING COSTS. Lower production and lower product prices combined with unanticipated refunds of prior years production taxes to produce a 12% drop in lease operating costs from 1993 to 1994. A significant amount of these costs are value-based production taxes, which vary with product prices.

DEPRECIATION, DEPLETION, AND AMORTIZATION. Decreased DD&A charges reflect lower production volumes and the positive impact on reserve volumes of the somewhat higher year-end product prices used for the reserve valuation as of December 31, 1994. Lower year-end oil prices in 1993 produced abnormally high DD&A charges for that year.

PROPERTY WRITEDOWNS. Included in the net loss of $(2,476,631) for 1993 is a non-cash writedown for oil and gas properties in the amount of $3,292,624 ($2,085,130 after tax). As a result of the severely depressed oil prices in 1993, the Company wrote down the costs of certain properties whose carrying value was no longer considered recoverable. These properties consisted of older wells, drilled between the 1950's and the early 1980's.

INCOME TAX EXPENSE. The Company's income tax benefit is a function of the loss in 1994. Details concerning the components of the tax benefit can be found in Footnote 3 to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

                                1995          1994          1993
----------------------------------------------------------------
Cash, cash equivalents,
  and temporary cash
  investments              $1,467,219  $ 2,830,070   $ 5,194,013

Working capital             3,721,049    4,841,243     6,533,528

Cash provide by
  operating activities      4,143,390    3,747,669     4,081,193

Cash used in
  investing activities      8,414,086    8,092,488     4,473,456

Cash provided by (used in)
  financing activities      4,418,606     (485,852)      329,844


CASH AND WORKING CAPITAL. Total cash balances dropped by 48% from 1994, as a result of a combination of several events discussed in the following paragraphs. Working capital decreased by 21%. The Company's ratio of current assets to current liabilities was 3.26 to 1 at December 31, 1995. The Company believes it has adequate resources to properly fund all currently contemplated exploration, development, and/or acquisition projects.

CASH FLOW FROM OPERATING ACTIVITIES. Higher oil and gas sales, which were mainly a function of increased oil and gas production, were the principal factor behind an 11% increase in cash flow from operating activities. Cash flow from operating activities during 1995 was $4,143,390, up from $3,747,669 during 1994. Lower oil revenues, resulting from depressed oil prices, and decreases in oil production caused the decline in cash flow from operating activities from 1993 to 1994. The Company is unable to accurately predict future cash flows because of oil and gas price fluctuations.

CASH FLOWS FROM INVESTING ACTIVITIES. Primarily as a result of the Company's new acquisition program, 1995 capital expenditures increased 78% over 1994 levels to $7,179,528. While capitalized exploration and development spending remained constant from 1993 to 1995, the Company spent approximately $3.1 million on proved property acquisitions in 1995. Funds advanced to Symskaya Exploration increased from $1,696,261 in 1994 to $2,745,319 in 1995, an increase of 62%, which represents the increased level of drilling activity in Russia. Funds advanced to Symskaya were $582,479 in 1993.

CASH FLOWS FROM FINANCING ACTIVITIES. The Company paid a dividend amounting to $.05 per share in 1993. In October of 1993, the Company announced that following a careful review of anticipated costs in connection with its Russian exploration project and the demands of domestic exploration, the Company's Board of Directors determined it would be prudent to suspend the payment of a cash dividend. The payment of any future dividends will be the subject of review at the Company's regularly scheduled Board meetings. The Company did not pay a dividend in 1995 or 1994.

During  1995,  current  and  former  employees  of the  Company  exercised  both
Incentive and Non-Qualified Stock Options for 171,000 shares of common stock under the Company's Incentive Stock Option Plans. These exercises generated $681,525 in cash for the Company. There were no option exercises in 1994. Similar option exercise generated $1.4 million in cash during 1993.

In March of 1995, the Company obtained a $20 million Borrowing Base Credit Facility (the Facility), with an initial commitment of $10 million. The Facility calls for interest payments only, at the lower of prime or LIBOR plus 2%, for 2 years, at which time it converts to a 3 year term note. An unused commitment fee of 3/8% will be charged to the Company based on the average daily unused portion of the Facility. The Facility is collateralized by all assets of the Company. The Company used proceeds from the Facility to retire its previous outstanding Note Payable in the amount of $920,000. During 1994 and 1993, the Company made principal payments on this Note Payable of $460,000. As of December 31, 1995 the outstanding balance under the Facility was $4,918,830. Further information on the Facility can be found in Footnote 7 to the financial statements.

COMMITMENTS. Under the terms of Symskaya's License and Production Sharing Contract (PSC), Equity is committed to advance Symskaya a minimum of $6 million during the first 5 contract years, representing 50% of the minimum expenditures called for in the License and PSC, with the remainder being funded by Leucadia National Corporation, Symskaya's other 50% shareholder. The first contract year began November 15, 1993. The amounts spent by Equity and Leucadia in 1994 and 1995 more than equal the minimum commitments for expenditures under the License and PSC for the first three contract years. Further discussion of this venture is found under Item 2, Properties under the caption Present Activity.

OTHER ITEMS. The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, except for SFAS No. 121, which was adopted early in 1995, the Company believes that none of these pronouncements will have any significant effects on current or future earnings or operations. The Company expects to use the disclosure method when it adopts SFAS No. 123, Accounting for Stock-Based Compensation in 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Stockholders and Board of
Directors of Equity Oil Company:

We have audited the financial statements of Equity Oil Company as listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equity Oil Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1995 the Company changed its method of measuring impairment of proved oil and gas properties.



                                        Salt Lake City, Utah
                                        January 12, 1996

                               EQUITY OIL COMPANY

                                 BALANCE SHEET
                           December 31, 1995 and 1994






        ASSETS                                1995                 1994
                                              ----                 ----

Current assets:
   Cash and cash equivalents               $ 511,252            $ 363,342
   Temporary cash investments                955,967            2,466,728
   Accounts receivable                     2,620,865            2,475,351
   Operator advances                         633,000              959,604
   Federal, state and foreign income
     taxes receivable                        264,300              293,440
   Deferred income taxes                           -               48,281
   Other current assets                      378,594              389,613
                                       -------------         ------------
           Total current assets            5,363,978            6,996,359
                                        ------------          -----------


Property and equipment, at cost (successful efforts method):
   Unproved oil and gas properties         2,468,412            2,369,478
   Proved oil and gas properties:
     Developed leaseholds                  8,622,146            6,235,344
     Intangible drilling costs            62,346,421           61,799,689
     Equipment                            25,127,047           24,052,203
   Other property and equipment              678,728              591,791
                                         -----------          -----------
                                          99,242,754           95,048,505
        Less accumulated depreciation,
           depletion and amortization    (57,549,855)         (54,236,588)
                                         -----------           ----------
                                          41,692,899           40,811,917
                                         -----------           ----------
Other assets:
   Investment in Raven Ridge Pipeline
     Partnership                             540,220              684,937
   Investment in and note receivable
     from Symskaya Exploration             6,160,442            3,415,123
   Other assets                              189,511
                                          ----------           ----------
                                           6,890,173            4,100,060
                                          ----------           ----------

           Total assets                  $53,947,050          $51,908,336
                                          ==========           ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY       1995                 1994
                                              ----                 ----

Current liabilities:
   Accounts payable                      $ 1,182,877          $ 1,156,611
   Accrued liabilities                       145,422              151,948
   Federal, state and foreign income
     taxes payable                           155,063               50,931
   Accrued profit-sharing contribution       148,771              157,073
   Current portion - note payable                  -              460,000
   Deferred income taxes                      10,796                    -
   Deferred lease rental revenue                   -              178,553
                                          ----------           ----------
        Total current liabilities          1,642,929            2,155,116
                                          ----------           ----------


Note payable                                       -              460,000
Revolving credit facility                  4,918,830                    -
Deferred income taxes                      8,654,698           10,088,189
                                          ----------           ----------
                                          13,573,528           10,548,189
                                          ----------           ----------

Commitments (Note 6)


Stockholders' equity:
   Common stock, $1 par value:
     Authorized:  25,000,000 shares
     Issued:  12,711,100 shares in 1995
        and 12,593,631 shares in 1994     12,711,100           12,593,631
   Paid in capital                         3,485,487            2,934,792
   Retained earnings                      22,534,006           23,788,818
                                          ----------           ----------
                                          38,730,593           39,317,241

   Less treasury stock, at cost                    -             (112,210)
                                          ----------           ----------

                                          38,730,593           39,205,031
                                          ----------           ----------
        Total liabilities and
           stockholders' equity          $53,947,050          $51,908,336
                                          ==========           ==========




    The accompanying notes are an integral part of the financial statements.

                               EQUITY OIL COMPANY
                            STATEMENT OF OPERATIONS
              for the years ended December 31, 1995, 1994 and 1993


                                              1995         1994         1993
                                              ----         ----         ----

Revenues:
   Oil and gas sales                      $12,259,739  $11,713,498  $12,729,899
   Partnership income                         311,960      306,221      304,821
   Interest                                   221,020      244,054      138,476
   Other income                               457,837      196,431       43,096
                                           ----------   ----------   ----------
                                           13,250,556   12,460,204   13,216,292
                                           ----------   ----------   ----------
Expenses:
   Oil and gas leasehold operating costs 5,093,782 4,658,115 5,293,628 Depreciation, depletion and
     amortization                           3,843,442    5,011,155    5,090,744
   Impairment of proved oil and gas
     properties                             2,471,146
   Property writedowns                                                3,292,624
   Leasehold abandonments                      30,597       60,545       87,867
   3-D seismic                                237,604
   Exploration                              1,633,612    1,718,339    1,737,923
   General and administrative               1,908,778    1,560,675    1,607,892
   Interest, net of interest capitalized
     of $70,000 at December 31, 1995           72,625       87,308      102,728
                                           ----------   ----------   ----------
                                           15,291,586   13,096,137   17,213,406
                                           ----------   ----------   ----------

         Loss before income taxes          (2,041,030)    (635,933)  (3,997,114)

Benefit from income taxes                    (786,218)    (275,103)  (1,520,483)
                                          -----------    ---------   ----------

         Net Loss                        $ (1,254,812) $  (360,830) $(2,476,631)
                                          ===========   ==========   ==========

Net loss per common share                      $(0.10)       $(.03)       $(.20)
                                                =====         ====         ====

Weighted average shares outstanding        12,597,238   12,540,594   12,317,119
                                           ==========   ==========   ==========


    The accompanying notes are an integral part of the financial statements.

                               EQUITY OIL COMPANY
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              for the years ended December 31, 1995, 1994 and 1993


                                               Common Stock              Paid in        Retained          Treasury Stock
                                          Shares         Amount          Capital        Earnings       Shares          Cost
                                        ----------      ----------       ---------      ----------     -------       ---------

Balance at December 31, 1992            12,583,631     $12,583,631     $ 2,401,352     $27,238,210     344,871     $(1,081,997)
   Net loss                                                                             (2,476,631)
   Cash dividends paid on common
      stock, $.05 per share                                                               (611,931)
   Treasury stock purchased,
      $3.95 per share                                                                                    4,600         (18,173)
Treasury stock issued on exercise
      of incentive stock options,
      $3.34 per share                                                      406,135                    (303,540)      1,013,812
   Income tax benefit from exercise
       of incentive stock options                                           97,305
                                        ----------      ----------       ---------      ----------     -------       ---------
Balance at December 31, 1993            12,583,631      12,583,631       2,904,792      24,149,648      45,931         (86,358)
   Net loss                                                                               (360,830)
   Treasury stock purchased,
      $4.24 per share                                                                                    6,100         (25,852)
   Common stock issued for services,
      $4.00 per share                       10,000          10,000          30,000
                                       -----------      ----------       ---------      ----------     -------       ---------

Balance at December 31, 1994            12,593,631      12,593,631       2,934,792      23,788,818      52,031        (112,210)
   Net loss                                                                             (1,254,812)
   Treasury stock purchased,
      $3.79 per share                                                                                   13,500         (51,181)
   Common stock issued for services,
      $3.88 per share                       12,000          12,000          34,500
   Treasury stock canceled,
      $2.49 per share                      (65,531)        (65,531)        (97,860)                    (65,531)        163,391
   Common stock issued on exercise
      of stock options                     171,000         171,000         510,525
   Income tax benefit from exercise
       of incentive stock options                                          103,530
                                        ----------      ----------       ---------      ----------   ---------     ----------
Balance at December 31, 1995            12,711,100     $12,711,100     $ 3,485,487     $22,534,006           -   $          -
                                        ==========      ==========       =========      ==========   =========     ==========





    The accompanying notes are an integral part of the financial statements.

                               EQUITY OIL COMPANY
                            STATEMENT OF CASH FLOWS
              for the years ended December 31, 1995, 1994 and 1993

                                                                           1995                1994                 1993
                                                                           ----                ----                 ----
Cash flows from operating activities:
   Net loss                                                        $ (1,254,812)         $ (360,830)         $(2,476,631)
   Adjustments to reconcile net loss
     to net cash provided by operating activities:
         Impairment of proved oil and gas properties                  2,471,146
         Property writedowns                                                                                   3,292,624
         Depreciation, depletion and amortization                     3,843,442            5,011,155           5,090,744
         Partnership distributions in excess of income                  144,717              137,023             142,852
         Property dispositions                                           43,227               60,545             270,684
         Change in other assets                                          21,057
         Decrease in deferred income taxes                           (1,374,414)            (474,950)         (1,745,280)
         Common stock issued for services                                46,500               40,000
         Increase (decrease) from changes in:
           Accounts receivable and operator advances                    133,624             (471,691)            145,004
           Other current assets                                            (784)             (78,015)             (6,629)
           Accounts payable and accrued liabilities                      11,438             (368,649)           (386,493)
           Deferred lease rental revenue                               (178,553)             178,553
           Income taxes payable/receivable                              236,802               74,528            (245,682)
                                                                      ---------            ---------           ---------
Net cash provided by operating activities                             4,143,390            3,747,669           4,081,193
                                                                      ---------            ---------           ---------

Cash flows from investing activities:
   Sale of temporary cash investments                                 1,510,761
   Purchase of temporary cash investments                                                 (2,466,728)
   Advances to Symskaya Exploration                                  (2,745,319)          (1,696,261)
   Capital expenditures                                              (7,179,528)          (4,027,752)         (4,532,669)
   Proceeds from sale of property                                                             98,253              59,213
                                                                      ---------            ---------           ---------
              Net cash used in investing activities                  (8,414,086)          (8,092,488)         (4,473,456)
                                                                      ---------            ---------           ---------

Cash flows from financing activities:
   Exercise of incentive stock options                                  681,525                                1,419,948
   Increase in other assets                                            (210,568)
   Purchase of treasury stock                                           (51,181)             (25,852)            (18,173)
   Borrowings under revolving credit facility                         4,918,830
   Payments on note payable                                            (920,000)            (460,000)           (460,000)
   Payment of dividends                                                                                         (611,931)
                                                                      ---------            ---------           ---------
              Net cash provided by (used in)
                financing activities                                  4,418,606             (485,852)            329,844
                                                                      ---------            ---------           ---------

Net increase (decrease) in cash and cash equivalents                    147,910           (4,830,671)            (62,419)

Cash and cash equivalents at beginning of year                          363,342            5,194,013           5,256,432
                                                                      ---------            ---------           ---------
Cash and cash equivalents end of year                             $     511,252         $    363,342         $ 5,194,013
                                                                      =========            =========           =========
Cash, cash equivalents and temporary
  cash investments at end of year                                   $ 1,467,219          $ 2,830,070         $ 5,194,103
                                                                      =========            =========           =========

Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
      Income taxes                                                  $   355,993         $    103,745         $   384,000
      Interest                                                          142,625               87,308             102,728


    The accompanying notes are an integral part of the financial statements.

                         NOTES TO FINANCIAL STATEMENTS



1.   SIGNIFICANT ACCOUNTING POLICIES:

     A. Equity Oil Company (the Company) is a Colorado corporation engaged in oil and gas exploration, development and production in the United States, Canada and Russia.

     B. Principles of Consolidation:

     The 1993 financial statements include the financial statements of the Company and an 80% owned subsidiary (see Note 6). The Company's investment in the Raven Ridge Pipeline Partnership is carried on the equity basis.

     C. Temporary Cash Investments and Cash Equivalents:

     Temporary cash investments consist of U.S. Treasury Notes stated at cost which approximates market. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     D. Accounting for Oil and Gas Operations:

     The Company reports using the "successful efforts" method of accounting for oil and gas operations. The use of this method results in capitalization of those costs identified with the acquisition, exploration, and development of properties that produce revenue or, if in the development stage, are anticipated to produce future revenue. Costs of unsuccessful exploration efforts are expensed in the period in which it is determined that such costs are not recoverable through future revenues. Geological and geophysical costs are expensed as incurred. The costs of development wells are capitalized whether productive or nonproductive.

     The Company annually assesses undeveloped oil and gas properties for impairment. The annual impairment represents management's estimate of the decline in realizable value experienced during the year. The costs of proved properties which management determines are not recoverable are written down in the period such determination is made.

     The provision for depreciation, depletion and amortization of proved oil and gas properties is computed using the units of production method, based on proved oil and gas reserves. Estimated dismantlement, restoration, and abandonment costs are expected to be offset by estimated residual values of lease and well equipment. Thus, no accrual for such costs has been recorded.

     The net capitalized costs of proved oil and gas properties are measured for impairment in accordance with SFAS No. 121 (see Note 2).

     E. Concentration of Credit Risk:

     Substantially all of the Company's accounts receivable are within the oil and gas industry, primarily from purchasers of oil and gas (see Note 6). Although diversified within many companies, collectibility is dependent upon the general economic conditions of the industry. The receivables are not collateralized and, to date, the Company has experienced minimal bad debts. The majority of the Company's cash, cash equivalents and temporary cash investments is held by three financial institutions located in Salt Lake City, Utah.

     F. Equipment:

     The provision for depreciation of equipment (other than oil and gas equipment) is based on the straight-line method using asset lives as follows:

               Office equipment                             10 years
               Automobiles                                   3 years
     When  equipment  is  retired  or  otherwise   disposed  of,  the  cost  and
accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations.

     G. Foreign Operations:

     Operations and investments in Canada have been translated into U.S. dollar equivalents at the average rate of exchange in effect at the transaction date. Foreign exchange gains or losses during 1995, 1994 and 1993 were not material.

     Through December 31, 1995, the Company's investment in Russia was composed of U.S. dollar expenditures (see Note 6).

     H.  Income (Loss) Per Common Share:

     Net income (loss) per common share is computed based on the weighted average number of common shares and common share equivalents outstanding duting the year. Primary and fully diluted net income (loss) per common share are essentially the same

     I.    Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     J.    Reclassifications:

     Certain balances in the December 31, 1994 and 1993 financial statements have been reclassified to conform with the current year presentation. These changes had no effect on the previously reported net loss, total assets, liabilities or stockholders' equity.

2. IMPAIRMENT OF PROVED OIL AND GAS PROPERTIES:

     Included in the Statement of Operations for 1995 is a non-cash charge for the impairment of proved oil and gas properties in the amount of $2,471,146 ($1,557,563 after tax), which results from the Company's adoption of SFAS No.121, Accounting for the Impairment of Long Lived Assets and for Assets Held for Disposal (SFAS No. 121), effective July 1, 1995. SFAS No.121 requires
successful   efforts  companies  to  evaluate  the  recoverability  of  the  net capitalized costs of their proved oil and gas properties at a field level, rather than on a company-wide level as previously allowed by the Securities and Exchange Commission. The SFAS No.121 impairment test compares the expected undiscounted future net revenues from each producing field with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to fair value, which is determined using discounted future net revenues from the producing field.

3. INCOME TAXES:

The benefit for income taxes consists of the following:

                                     1995             1994              1993
                                     ----             ----              ----
Currently payable (receivable):
 U.S. income taxes (including
  alternative minimum tax)       $ (188,666)       $ (92,726)        $ (43,661)
 State income taxes                  26,262           36,058            35,862
 Canadian income taxes              373,268          256,515           232,596
 Deferred tax benefit            (1,374,414)        (474,950)       (1,745,280)
                                 ----------      -----------       -----------
                               $   (786,218)    $   (275,103)     $ (1,520,483)
                                ===========      ===========       ===========


     The Company accounts for income taxes in accordance with SFAS No. 109. Deferred income taxes are provided on the difference between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively.

     The components of the net deferred tax liability as of December 31, 1995 and 1994 were as follows:

                                                        1995              1994
                                                        ----              ----
Deferred tax assets:
   AMT credit and ITC carryforwards               $   670,771       $   458,667
   State income taxes                                   9,709            13,330
   Deferred compensation                                    -            55,455
   Geological and geophysical costs                   181,989                -
   Other                                               43,253                -
   Foreign tax credit (FTC) carryforward              442,942            88,279
                                                   ----------        ----------
                                                    1,348,664           615,731
   Valuation allowance for FTC carryforward          (442,942)          (88,279)
                                                   ----------        ----------
   Total deferred tax asset                     $     905,722       $   527,452
                                                   ==========        ==========

Deferred tax liabilities:
   Deferred income                                     20,505            20,505
   Property and equipment                           9,420,819        10,363,513
   Pipeline partnership                               129,892           183,342
                                                   ----------        ----------
                   Total deferred tax liability     9,571,216        10,567,360
                                                   ----------        ----------

             Net deferred tax liability          $  8,665,494       $10,039,908
                                                   ==========        ==========

     The net deferred tax liability as of December 31, 1995 and 1994 is reflected in the balance sheet as follows:

   Current deferred tax liability                  $   10,796                 -
   Current deferred tax asset                               -       $   (48,281)
   Long-term deferred tax liability                 8,654,698        10,088,189
                                                    ---------        ----------
                                                   $8,665,494       $10,039,908
                                                    =========        ==========

     The benefit for income taxes differs from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the loss before income taxes for the following reasons:

                                             1995          1994         1993
                                             ----          ----         ----

Federal statutory tax benefit           $ (693,948)   $ (216,217)   $(1,357,697)
Increase (reduction) in taxes
  resulting from:
   State taxes (net of federal benefit) (68,376) (11,161) (118,599) Canadian taxes (net of foreign
     tax credits)                          287,670       169,300         74,282
   Excess allowable percentage depletion  (166,509)     (186,418)      (104,129)
   Investment tax and other credits       (145,055)      (30,607)       (14,340)
                                       -----------   -----------   ------------

Benefit for income taxes              $   (786,218)  $  (275,103)   $(1,520,483)
                                       ===========    ==========    ===========

     At December 31, 1995, the Company had approximately $122,000 of investment tax credit carryforwards that will expire in 2001, approximately $549,000 of alternative minimum tax credit carryforwards which can be carried forward indefinitely, and approximately $443,000 of foreign tax credit carryforwards which expire in 1996, 1999 and 2000.

4.   EMPLOYEE BENEFIT PLANS:

     The Company has a contributory profit-sharing plan for the benefit of its full-time employees as defined. There are no benefits under this plan which require funding. The Company's contributions to the plan were $148,771, $157,073, and $152,550 for 1995, 1994 and 1993, respectively.

     The Company has an Incentive Stock Option Plan with 1,400,000 shares of common stock reserved for issuance to employees. Options are granted at market price at the date of grant and are exercisable upon issuance. Options terminate ten years from the date of issuance. Transactions under this plan are as follows:

                                             Number of          Weighted Average
                                              Options           Price Per Share

Outstanding December 31, 1992                 691,690              $  5.10
    Granted                                   141,000                 3.56
    Exercised                                (303,540)                4.69
    Expired                                   (92,150)                7.17
                                           ----------
Outstanding December 31, 1993                 437,000                 4.38
    Granted                                   125,000                 4.25
    Expired                                    (5,000)                3.56
                                           ----------
Outstanding December 31, 1994                 557,000                 4.22
    Granted                                    60,500                 3.63
    Exercised                                (132,000)                4.11
    Expired                                   (90,000)                4.68
                                           ----------                 ----
Outstanding December 31, 1995                 395,500                $4.31
                                           ==========                 ====

     Under the terms of the Incentive Stock Option Plan, the Company may also grant non-qualified stock options and tandem stock appreciation rights, either of which, but not both, may be exercised at the end of required vesting periods, which vary from 1 to 6 years. During 1995, 39,000 non-qualified options were exercised by former employees of the Company. At December 31, 1995, there were 509,000 non-qualified stock options outstanding, at an average exercise price of $4.11 per share. There were also 159,500 tandem stock appreciation rights outstanding, at an average exercise price of $3.81.

     In 1992, the Company's Compensation Committee voted to increase the deferred compensation payable to the Company's President from $33,333 to $300,000. One-half of this amount was paid in 1994. The remaining amount was paid during 1995.

5.   GEOGRAPHIC SEGMENT INFORMATION:

     The Company has oil and gas operations in the U.S. and Canada. Through December 31, 1993, the Company had oil and gas operations in Russia through an 80% owned subsidiary (see Note 6). Operating profit is total revenue less operating expenses. In computing operating profit, general and administrative expenses and interest expense have not been deducted.

     Identifiable assets are those assets of the Company that are identifiable with the operations of each geographical area.

     Revenue from a major U.S. oil company accounted for approximately 51 percent of total revenues in 1995, 50 percent of total revenues in 1994, and 56 percent of total revenues in 1993.

         Information about the Company's operations in the U.S., Canada and Russia for the years ended December 31, 1995, 1994, and 1993 is as follows:

                              United
     1995:                    States        Canada      Russia         Total
                             ----------    ---------   ---------     ----------
     Revenues                10,819,553   $2,431,003                $13,250,556
                             ==========    =========                 ==========

     Operating profit (loss)$(1,391,469)  $1,331,842                  $ (59,627)
     General and administrative
       expenses              (1,908,778)                             (1,908,778)
     Interest expense           (72,625)                                (72,625)
                             ----------   ----------                 ----------

     Loss before
       income taxes         $(3,372,872)  $1,331,842                $(2,041,030)
                             ==========    =========                  =========

     Identifiable assets at
       December 31, 1995    $43,512,850   $4,273,758   $6,160,442   $53,947,050
                             ==========    =========    =========    ==========
     Additions to property and
       equipment            $ 6,127,455   $1,052,073                $ 7,179,528
                             ==========    =========                 ==========
     Depreciation, depletion and
       amortization         $ 3,406,947   $  436,495                $ 3,843,442
                             ==========    =========                 ==========

                              United
     1994:                    States        Canada       Russia        Total
                             ----------    ---------   ---------     ----------
     Revenues               $10,414,683   $2,045,521                $12,460,204
                             ==========    =========                 ==========

     Operating profit (loss)  $ (38,477)  $1,050,527                $ 1,012,050
     General and administrative
       expenses              (1,560,675)                             (1,560,675)
     Interest expense           (87,308)                                (87,308)
                             ----------    ---------                 ----------

     Income (loss) before
       income taxes         $(1,686,460)  $1,050,527               $   (635,933)
                             ==========    =========                 ==========

     Identifiable assets at
       December 31, 1994    $45,066,213   $3,427,000   $3,415,123   $51,908,336
                             ==========    =========    =========    ==========
     Additions to property and
       equipment            $ 3,576,119   $  451,633                $ 4,027,752
                             ==========    =========                 ==========
     Depreciation, depletion and
       amortization         $ 4,668,497   $  342,658                $ 5,011,155
                             ==========    =========                 ==========

                               United
     1993:                     States       Canada      Russia         Total
                             ----------    ---------   ---------     ----------
     Revenues               $11,563,666   $1,652,626                $13,216,292
                             ==========    =========                 ==========

     Operating profit (loss)$(3,000,346)  $  713,852                $(2,286,494)
     General and administrative
       Expenses              (1,607,892)                             (1,607,892)
     Interest expense          (102,728)                               (102,728)
                             ----------    ---------                 ----------

     Income (loss) before
       income taxes        $ (4,710,966)  $  713,852               $ (3,997,114)
                             ==========    =========                 ==========

     Identifiable assets at
       December 31, 1993    $48,204,538   $3,399,349   $1,718,862   $53,322,749
                             ==========    =========    =========    ==========
     Additions to property and
       equipment           $  3,789,594  $   160,596  $   582,479  $  4,532,669
                             ==========    =========    =========    ==========
     Depreciation, depletion and
       amortization        $  4,658,829  $   431,915               $  5,090,744
                             ==========    =========                 ==========

6.   SYMSKAYA EXPLORATION:

     On December 18, 1994, Symskaya Exploration, Inc. (Symskaya) commenced drilling the Lemok #1, an exploratory well, in the Krasnoyarsk Krai in the Russian Federation. The well is being drilled pursuant to a License which grants Symskaya the exclusive right to explore, develop and produce hydrocarbons on a contract area totaling approximately 1,100,000 acres in the Yenisysk District. The License has a primary term of twenty five (25) years.

     The work to be performed and the obligations and rights of Symskaya are set forth in a License Agreement and a Production Sharing Contract (PSC) which are integral parts of the License. Under the License and PSC, Symskaya will provide funding for all exploration and development and will recover these costs from 80% of hydrocarbon production after payment of an 8% royalty. The remaining 20% of the hydrocarbon production, net of royalty, will be shared by Symskaya and the Russian government based on the rate of production.

     Minimum expenditures required under the License and PSC total $12,000,000 during the first five years of the License term, which began on November 15, 1993. As of December 31, 1995, Symskaya had satisfied the minimum expenditures required for the contract years ending November 15, 1994 and 1995, and has already exceeded the amount required for the contract year ending November 15, 1996. Symskaya has the right to relinquish all acreage under the contract at the end of any contract year, thereby canceling the obligation for minimum payments in subsequent years.

     Prior to January 1, 1994, Symskaya was an eighty (80%) percent owned subsidiary of the Company. The other twenty (20%) percent was owned by Coastline Exploration, Inc., a Texas corporation (Coastline). Coastline introduced the Symskaya project to the Company in the latter part of 1991. Under the initial agreement with Coastline, the Company was required to advance all funds in connection with the project. These initial funds are evidenced by a Loan Agreement between the Company and Symskaya in the amount of $1,740,519. Amounts advanced by the Company under the Loan Agreement are to be repaid to the Company by Symskaya out of one hundred (100%) percent of Symskaya's proceeds, if any, resulting from the sale, exploration, development and/or production of oil and gas from the Symskaya project. The agreement also provided that upon payment of the loan amount, Coastline was entitled to an additional 15% stock interest in Symskaya.

     In the early part of 1994, the Company acquired all of Coastline's interest in Symskaya in exchange for a ten (10) year option to purchase two hundred thousand (200,000) shares of the Company's common stock at Five Dollars ($5.00) per share, and a one (1%) percent royalty on the Company's share of gross revenues on production from the Symskaya project, net of all Russian royalties and taxes. There was no value assigned to the stock option or royalty. During 1995, the Company repurchased 100,000 of Coastline's option for a total price of $120,000.

     Following the purchase of Coastline's shares, the Company sold fifty percent (50%) of its stock in Symskaya to Leucadia National Corporation, a New York based company (Leucadia), in exchange for their commitment to spend up to $6,000,000, in an amount equal to that spent by the Company, towards the
Symskaya project through the drilling, completion and/or plugging and abandonment of the Lemok #1 well. No gain or loss was recognized on the sale of Symskaya stock to Leucadia. Pursuant to a Shareholders' Agreement, Leucadia is not required to pay any part of the amounts advanced by the Company under the Loan Agreement with Symskaya, with the exception of one-half (1/2) of the interest on the $1,740,519 loan between the Company and Symskaya. The interest rate on the loan was fixed by the Company and Leucadia at prime plus two percent (2%), with a cap of twelve percent (12%) from and after January 1, 1994. The interest rate in effect at December 31, 1995 was 10.5%. Amounts advanced by the Company and Leucadia after January 1, 1994 will be treated as interest-bearing advances or equity, as mutually agreed upon by the respective companies. The agreement with Leucadia also requires that Leucadia share equally in the payment of the one (1%) percent royalty obligation in favor of Coastline on future revenues from the Symskaya project. The Company's President ,erves on Leucadia's Board of Directors.

     As a result of the Company's change of ownership in Symskaya from eighty percent (80%) to fifty percent (50%), the investment in Symskaya is being accounted for using the equity method of accounting effective January 1, 1994. Accordingly, as of December 31, 1995 and 1994, the Company's investment in Symskaya is reflected on the balance sheet as an investment in and note receivable from Symskaya, rather than as undeveloped leaseholds.

     Summarized financial information concerning Symskaya Exploration, Inc. Is as follows:

                                    As of                           As of
                              December 31, 1995               December 31, 1994
                              -----------------               -----------------
Current assets                         $550,258                        $311,263
Non-current assets                   10,329,991                       5,274,234
Total assets                         10,880,249                       5,584,497

Current Liabilities                     334,573                         336,621
Non-current liabilities              10,018,204                       4,722,158
Retained earnings                      (128,205)                       (126,911)
Total liabilities and equity        $10,880,249                      $5,584,497

                             For the year ended              For the year ended
                              December 31, 1995               December 31, 1994
                              -----------------               -----------------

Gross revenues                          $69,423                          $5,663
Net income (loss)                       $(1,294)                         $ (605)


     The Company's policy with respect to impairment of proved oil and gas properties is to evaluate the recoverability of a property's net capitalized costs based on the undiscounted future net revenues from the related property. As of December 31, 1995, Symskaya's first well was still in progress. If Symskaya discovers proved reserves, any impairment of the Company's investment in Symskaya would be calculated in accordance with the Company's policy. If Symskaya does not discover any proved reserves, or is unable for whatever other reason to realize any future revenues from its project, the Company's entire investment in Symskaya will be charged to expense in the period such a determination is made. At December 31, 1995, the Company had $6,160,442 invested in the project.

7.   NOTE PAYABLE:

     In March of 1995, the Company obtained a $20 million Borrowing Base Credit Facility (the Facility), with an initial commitment of $10 million. The Facility calls for interest payments only, at the lower of prime or LIBOR plus 2%, for 2 years, at which time it converts to a 3 year term note. An unused commitment fee of 3/8% will be charged to the Company based on the average daily unused portion of the Facility. The Facility is collateralized by all assets of the Company. The Company used proceeds from the Facility to retire its previous outstanding Note Payable in the amount of $920,000. As of December 31, 1995 the outstanding balance under the Facility was $4,918,830 at an average interest rate of 7.47%.

     Future maturities on the Facility as of December 31, 1995 are as follows:

                      1996                $              -
                      1997                       1,229,708
                      1998                       1,639,610
                      1999                       1,639,610
                      2000                         409,902
                                                 ---------
                                                $4,918,830
                                                 =========

     The Facility contains provisions relating to maintenance of certain financial ratios, as well as restrictions governing its use. Under covenants contained in the Facility, the Company has agreed, among other things, not to advance any proceeds from the Facility to Symskaya, not to pay dividends, and not to merge with or acquire any other company without the prior approval of the bank.

     As of December 31, 1995, the Company was in compliance with all covenants contained in the Facility. Facility fees, which are reflected as other assets in the accompanying Balance Sheet, are being amortized on a straight line basis over 60 months.

8.   QUARTERLY FINANCIAL DATA (Unaudited):

     Quarterly financial information for the years ended December 31, 1995 and 1994 is as follows:

     1995 Quarter Ended: December 31    September 30      June 30      March 31
                         -----------    ------------     --------      --------
     Net revenues        $ 3,230,759    $ 3,062,833   $ 3,180,505   $ 3,097,602

     Gross margin            148,738     (1,594,099)      469,916       236,961

     Net income (loss)      (168,165)    (1,258,857)       62,105       110,105

     Net income (loss) per
       common share            $(.01)         $(.10)         $.00          $.01
                                ====           ====           ===           ===

     Note: Third quarter gross margin includes the effects of the adoption of SFAS No. 121, which was adopted as of July 1, 1995. See Note 2.

     1994 Quarter Ended: December 31    September 30      June 30      March 31
                         -----------    ------------     --------      --------

     Net revenues        $ 3,217,446    $ 3,096,350   $ 3,009,181   $ 2,696,742

     Gross margin             84,712        144,415       312,760        29,678

     Net income (loss)      (274,228)       126,141        24,215      (236,958)

     Net income (loss) per
       common share            $(.02)          $.01          $.00         $(.02)
                                ====            ===           ===          ====

9.   DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES:

Capitalized Costs:
                                    United
1995:                               States      Canada     Russia      Total
----                                ------      ------     ------      -----
Unproved oil and gas properties   $ 2,378,122 $   90,290             $2,468,412
Proved oil and gas properties      87,200,659  8,894,955             96,095,614
                                   ---------- ----------             ----------

                                   89,578,781  8,985,245             98,564,026
Accumulated depreciation, depletion
      and amortization            (51,531,172)(5,601,882)           (57,133,054)
                                   ---------- ----------             ----------

Net capitalized costs            $ 38,047,609 $3,383,363            $41,430,972
                                   ========== ==========             ==========
Symskaya, equity method (see note 6)                     $6,160,442 $ 6,160,442
                                                          =========  ==========

1994:
Unproved oil and gas properties   $ 2,270,014 $   99,464            $ 2,369,478
Proved oil and gas properties      84,234,955  7,852,281             92,087,236
                                   ----------  ---------             ----------

                                   86,504,969  7,951,745             94,456,714
Accumulated depreciation, depletion
      and amortization            (48,686,141)(5,174,561)           (53,860,702)
                                   ---------- ----------             ----------

Net capitalized costs             $37,818,828 $2,777,184            $40,596,012
                                   ========== ==========            ===========
Symskaya, equity method (See Note 6)                     $3,415,123 $ 3,415,123
                                                          ========= ===========

1993:
Unproved oil and gas properties   $ 2,006,943 $   99,464 $1,718,862 $ 3,825,269
Proved oil and gas properties      82,600,757  7,401,184             90,001,941
                                   ---------- ----------  ---------  ----------

                                   84,607,700  7,500,648  1,718,862  93,827,210
Accumulated depreciation, depletion
      and amortization            (45,498,789)(4,832,439)           (50,331,228)
                                   ---------- ----------  ---------  ----------
Net capitalized costs             $39,108,911 $2,668,209 $1,718,862 $43,495,982
                                   ========== ==========  ========= ===========

     Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities:

                                 United
1995:                            States      Canada       Russia       Total
----                             ------      ------       ------       -----
Acquisition of properties:
      Proved                   $2,654,651   $405,410                 $3,060,061
      Unproved                    674,146                               674,146
Exploration costs               1,654,022     30,969                  1,684,991
Development costs               2,709,192    835,415                  3,544,607
Symskaya, equity method                                 $2,745,319    2,745,319

1994:

Acquisition of properties:
      Proved                   $    2,791                            $    2,791
      Unproved                    601,836                               601,836
Exploration costs               1,568,654   $439,805                  2,008,459
Development costs               2,803,694    174,639                  2,978,333
Symskaya, equity method                                 $1,696,261    1,696,261

1993:

Acquisition of properties:
      Proved
      Unproved                 $  296,632               $  582,479   $  879,111
Exploration costs               2,328,936   $ 29,195                  2,358,131
Development costs               2,821,023    193,927                  3,014,950

RESULTS OF OPERATIONS, (UNAUDITED):

1995:                                    United States    Canada       Total
                                           ----------    ---------    ---------
Oil and gas sales                         $ 9,803,677  $ 2,456,062  $12,259,739
Production costs                           (4,455,069)    (638,713)  (5,093,782)
Exploration expenses, including leasehold
  abandonments and 3-D seismic             (1,877,840)     (23,973)  (1,901,813)
Depreciation, depletion and amortization   (3,406,947)    (436,495)  (3,843,442)
Impairment of proved oil and gas
  properties                               (2,471,146)               (2,471,146)
                                           ----------   ----------   ----------
                                           (2,407,325)   1,356,881   (1,050,444)
Imputed income tax benefit (expense)        1,056,755      534,319      522,436
                                           ----------   ----------   ----------

Results of operations from producing
  activities                              $(1,350,570) $   822,562  $  (528,008)
                                           ==========    =========   ==========

1994:                                    United States    Canada       Total
                                           ----------    ---------    ---------

Oil and gas sales                         $ 9,648,390  $ 2,065,108  $11,713,498
Production costs                           (4,031,030)    (627,085)  (4,658,115)
Exploration expenses, including leasehold
  rentals and abandonments                 (1,753,632)     (25,252)  (1,778,884)
Depreciation, depletion and amortization   (4,668,497)    (342,658)  (5,011,155)
                                          -----------   ----------  -----------
                                             (804,769)   1,070,113      265,344
Imputed income tax benefit (expense)          625,718     (476,200)     149,518
                                          -----------   ----------  -----------

Results of operations from producing
  activities                              $  (179,051) $   593,913  $   414,862
                                          ===========   ==========  ===========

1993:

Oil and gas sales                         $11,077,273  $ 1,652,626  $12,729,899
Production costs                           (4,810,946)    (482,682)  (5,293,628)
Exploration expenses, including leasehold
  rentals and abandonments                 (1,801,613)     (24,177)  (1,825,790)
Depreciation, depletion and amortization   (4,658,829)    (431,915)  (5,090,744)
Property writedowns                        (3,292,624)               (3,292,624)
                                          -----------   ----------  -----------
                                           (3,486,739)     713,852   (2,772,887)
Imputed income tax benefit (expense)        1,365,693     (276,369)   1,089,324
                                          -----------   ----------  -----------

Results of operations from producing
  activities                              $(2,121,046) $   437,483  $(1,683,563)
                                          ===========   ==========  ===========

The imputed income tax benefit (expense) is hypothetical and determined without regard to the Company's deduction for general and administrative and interest expense.

RESERVES AND FUTURE NET CASH FLOWS (UNAUDITED):

Estimates of Proved Oil and Gas Reserves

The following tables present the Company's estimates of its proved oil and gas reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. Reserve estimates are prepared by the Company, and audited by the Company's independent petroleum reservoir engineers, Fred S. Reynolds and Associates, who have issued a report expressing their opinion that the reserve information in the following tables complies with the applicable rules promulgated by the Securities and Exchange Commission and the Financial Accounting Standards Board. The volumes presented on the following pages are in thousands of barrels for oil and thousands of mcf for gas.



                                    United States     Canada        Total
                                     -----------      ------        -----
December 31, 1995:                    Oil     Gas    Oil    Gas    Oil     Gas
-----------------                     ---     ---    ---    ---    ---     ---

Proved developed and undeveloped
  reserves:
     Beginning of year               6,252  13,673  1,055  3,539  7,307  17,212
     Revisions of previous estimates    98     (23)     4   (189)   102    (213)
     Acquisition of minerals in place  701   1,129     61    152    762   1,281
     Extensions and discoveries          3     920    196    274    198   1,195
     Production                       (491)   (880)  (129)  (571)  (619) (1,451)
                                    ------  ------ ------ ------ ------  ------
     End of year                     6,563  14,819  1,187  3,205  7,750  18,024
                                    ======  ====== ====== ====== ======  ======
Proved developed reserves:
     Beginning of year               6,185   8,490  1,042  3,539  7,227  12,029
     End of year                     6,527  11,238  1,139  3,068  7,666  14,306

December 31, 1994:

Proved developed and undeveloped
  reserves:
     Beginning of year               6,644  12,969    958  3,798  7,602  16,767
     Revisions of previous estimates    80    (482)   139   (131)   219    (613)
     Acquisition of minerals in place           56                           56
     Extensions and discoveries         18   2,010     78    112     96   2,122
     Production                       (490)   (880)  (120)  (240)  (610) (1,120)
                                    ------  ------  ------ ------ ------ ------
     End of year                     6,252  13,673  1,055  3,539  7,307  17,212
                                    ======  ====== ====== ====== ======  ======

Proved developed reserves:
     Beginning of year               6,584   8,374    919  3,798  7,503  12,172
     End of year                     6,185   8,490  1,042  3,539  7,227  12,029

December 31, 1993:

Proved developed and undeveloped
  reserves:
     Beginning of year               8,010  13,809    945  3,848   8,955 17,657
     Revisions of previous estimates  (179)   (544)   134    167     (45)  (377)
     Revisions to improved recovery
       reserves                       (740)                         (740)
     Extensions and discoveries        109     499                   109    499
     Production                       (556)   (795)  (121)  (217)   (677)(1,012)
                                    ------  ------ ------ ------  ------ ------
     End of year                     6,644  12,969    958  3,798   7,602 16,767
                                    ======  ====== ====== ======  ====== ======

Proved developed reserves:
     Beginning of year               7,963   9,215    926  3,848   8,889 13,063
     End of year                     6,584   8,374    919  3,798   7,503 12,172

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES(UNAUDITED):


                                               Thousands of Dollars
                                      ---------------------------------------
1995:                                 United States     Canada         Total
                                         ---------      -------        ------
Future cash inflows                      $148,257       $20,381       $168,638
Future production and development costs   (76,234)       (4,705)       (80,939)
Future income taxes                       (16,654)       (6,033)       (22,687)
                                         --------       -------       --------
        Future net cash flows              55,369         9,643         65,012

10% annual discount for estimated timing
     of cash flows ($10,361 related to
     future income taxes)                 (30,540)       (4,025)       (34,565)
                                         --------       -------       --------

Standardized measure of discounted future
        net cash flows                  $  24,829      $  5,618      $  30,447
                                         ========       =======       ========

1994:
Future cash inflows                      $132,638       $20,304      $ 152,942
Future production and development costs   (75,306)       (5,476)       (80,782)
Future income taxes                       (12,531)       (5,887)       (18,418)
                                         --------      --------       --------
        Future net cash flows              44,801         8,941         53,742

10% annual discount for estimated timing
     of cash flows ($8,567 related to
     future income taxes)                 (25,688)       (3,832)       (29,520)
                                         --------       -------       --------

Standardized measure of discounted future
     net cash flows                     $  19,113      $  5,109      $  24,222
                                         ========       =======       ========

1993:

Future cash inflows                      $110,305       $15,635      $ 125,940
Future production and development costs   (72,992)       (6,334)       (79,326)
Future income taxes                        (6,790)       (3,714)       (10,504)
                                        ---------      --------       --------
        Future net cash flows              30,523         5,587         36,110

10% annual discount for estimated timing
     of cash flows ($5,083 related to
     future income taxes)                 (17,585)       (2,120)       (19,705)
                                         --------      --------       --------

Standardized measure of discounted future
     net cash flows                     $  12,938         3,467      $  16,405
                                         ========      ========       ========

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES(UNAUDITED), continued:

Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates with consideration of future tax rates already legislated (adjusted for permanent differences that related to proved oil and gas reserves).

Principal sources of change in the standardized measure of discounted future net cash are as follows:

                                                     (Thousands of Dollars)
                                                      --------------------
                                                  1995        1994        1993
                                                  ----        ----        ----
Sales and transfers of oil and gas produced,
     net of production costs                    $(7,166)    $(7,055)    $(7,436)
Net changes in prices and production costs        3,147       6,363     (17,606)
Extensions, discoveries, and improved recovery,
     less related costs                           1,274       1,016         388
Purchases of minerals in place                    3,804          18
Changes in estimated future development costs      (203)      6,126         596
Revisions of previous quantity estimates            369         592      (2,088)
Accretion of discount                             3,409       2,192       4,418
Net change in income taxes                       (1,969)     (1,812)     14,214
Changes in production rates (timing) and other    3,561         377      (7,295)
                                                 ------      ------      ------
                                                $ 6,226     $ 7,817   $ (14,809)
                                                 ======      ======      ======

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF COMPANY:

The information contained under the headings Election of Directors and Continuing Directors and Executive Officers contained on pages 2 and 3 in the definitive proxy statement to be filed in connection with the Company's annual meeting on May 8, 1996 is incorporated herein by reference in answer to this item.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained under the heading Executive Compensation on pages 2 through 3 in the definitive proxy statement to be filed in connection with the Company's annual meeting on May 8, 1996 is incorporated herein by reference in answer to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The information contained under the headings Security Ownership of Management and Voting Securities & Principal Holders Thereof, contained on pages 4 and 11 in the definitive proxy statement to be filed in connection with the Company's annual meeting on May 8, 1996 is incorporated herein by reference in answer to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K:

                                                                     Page
(a) (1)  Financial Statements:

         Report of Independent Accountants                            19
         Financial Statements:                                        20
         Balance Sheet as of December 31, 1995 and 1994               20
         Statement of Operations for the years ended
           December 31, 1995, 1994 and 1993                           22
         Statement of Changes in Stockholders' Equity
           for the years ended December 31, 1995, 1994 and 1993       23
         Statement of Cash Flows for the years ended
           December 31, 1995, 1994 and 1993                           24
         Notes to Financial Statements                                25

    (3)  Exhibits

         (3) (i)  Restated Articles of Incorporation.                 45
             (ii) By-Laws.                                            50

         (21) Subsidiaries.                                           61

         (23) Consent of Experts. Consent of Coopers & Lybrand L.L.P. regarding
              Form S-8 Registration                                   62

         (27) Financial Data Schedule                                 63

(b)  Reports on Form 8-K

   None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     EQUITY OIL COMPANY


     By  /s/Paul M. Dougan
         President
         Chief Executive Officer


     By   /s/Clay Newton
         Treasurer
         Chief Financial Officer
         Principal Accounting Officer

Date: February 27, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



   /s/Josepch C. Bennett                 /s/Douglas W. Brandrup
   -------------------                    -------------------
       Signature                               Signature
   -------------------                    -------------------
        Director                                Director
   -------------------                    -------------------
         Title                                    Title

      March 8, 1996                          March 8, 1996
   -------------------                    -------------------
          Date                                     Date


   /s/Mirvin B. Borthick                  /s/William D. Forster
   -------------------                    -------------------
        Signature                                Signature
   -------------------                    -------------------
         Director                                 Director
   -------------------                    -------------------
          Title                                    Title

      March 8, 1996                           March 8, 1996
   -------------------                    -------------------
           Date                                     Date