Form 10-Q
period 1996-03-31
EQUITY OIL CO
filed 1996-05-14
CIK 33325

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    March 31, 1996
                                                        OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable
date:   12,717,600

                          ITEM I: Financial Statements

                               EQUITY OIL COMPANY
                            Statement of Operations
               For the three months ended March 31, 1996 and 1995
                                  (Unaudited)

                                              1996           1995
                                           ------------  --------

REVENUES

         Oil and gas sales                 $3,658,346   $3,022,602
         Partnership income                    75,000       75,000
         Interest income                       38,749       60,259
         Other                                 60,577      178,553
                                            ---------    ---------

                                            3,832,672    3,336,414
                                            ---------    ---------
EXPENSES

         Operating costs                    1,333,996    1,153,138
         Depreciation, depletion and
           amortization                       900,000    1,150,000
         Leasehold abandonments                10,000       11,200
         Exploration                          506,500      308,699
         3-D Seismic                          304,097      237,604
         General and administrative           621,009      402,445
         Interest                                   -       14,006
                                            ---------    ---------

                                            3,675,602    3,277,092
                                            ---------    ---------
Income before income taxes                    157,070       59,322

Provision (benefit) for income taxes           51,363      (50,783)
                                           ----------   ----------
NET INCOME                                $   105,707   $  110,105
                                           ==========   ==========

Net income per common share                    $ 0.01       $ 0.01
                                           ==========   ==========

Cash dividends per share declared                $.00         $.00
                                           ==========   ==========

Weighted average shares outstanding        12,714,350   12,541,011



        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                                 Balance Sheet
                  as of March 31, 1996, and December 31, 1995


                                    March  31,    December 31,
ASSETS                                 1996           1995
- ------                             ----------      -------
                                   (Unaudited)

Current assets:
  Cash and cash equivalents       $   504,332     $   511,252
  Temporary cash investments          253,201         955,967
  Accounts and advances receivable  3,294,704       3,253,865
  Income taxes receivable             278,871         264,300
  Other current assets                353,523         378,594
                                   ----------      ----------
                                    4,684,631       5,363,978

Property and equipment            100,536,099      99,242,754
Less accumulated depreciation,
 depletion and amortization        58,449,855      57,549,855
                                   42,086,244      41,692,899
Other assets:
  Investment in and notes receivable
    from Symskaya Exploration       6,976,120       6,160,442
  Other assets                        178,983         189,511
  Investment in Raven Ridge
    Pipeline Partnership              503,290         540,220
                                    ---------      ----------
                                    7,658,393       6,890,173

TOTAL ASSETS                      $54,429,268     $53,947,050
                                   ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                $ 1,112,317     $ 1,182,877
  Accrued liabilities                 432,978         145,422
  Federal, state, and foreign
    income taxes payable              141,471         155,063
  Deferred income taxes                10,796          10,796
  Accrued profit sharing               48,000         148,771
                                    ---------       ---------
                                    1,745,562       1,642,929


Revolving credit facility           5,218,830       4,918,830
Deferred income taxes               8,595,263       8,654,698
                                   ----------      ----------
                                   13,814,093      13,573,528
Stockholders' Equity
  Common stock                     12,717,600      12,711,100
  Paid in capital                   3,512,300       3,485,487
  Retained earnings                22,639,713      22,534,006
                                   ----------      ----------

                                   38,869,613      38,730,593

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $54,429,268     $53,947,050
                                   ==========      ==========


        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                            Statement of Cash Flows
               For the three months ended March 31, 1996 and 1995
                                  (Unaudited)
                                              1996         1995
                                            -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                           $    105,707   $  110,105
  Adjustments
     Depreciation, depletion and
       amortization                         900,000    1,150,000
     Partnership distributions
       in excess of income                   36,930       41,409
     Property dispositions                   10,000       11,201
     Common stock issued for services        33,312            -
     Change in other assets                  10,528            -
     Decrease in deferred income taxes      (59,435)    (135,216)
  Increase  (decrease)from changes in:
      Accounts and advances receivable      (40,839)    (152,344)
      Other current assets                   25,071      (96,652)
      Accounts payable and accrued
         liabilities                        216,996      110,169
      Income taxes receivable/payable       (28,163)      58,551
      Deferred lease revenue                      -     (178,553)
      Accrued profit sharing               (100,771)    (118,074)
                                         ----------   ----------
  Net cash provided
     by operating activities              1,109,336      800,596
                                         ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   (1,303,344)    (517,760)
  Advances to Symskaya Exploration         (815,678)    (488,312)
  Sale of temporary cash investments        702,766      479,622
                                         ----------   ----------
  Net cash used in investing activities  (1,416,256)    (526,450)
                                         ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                      -       (9,908)
  Increase in other assets                        -      (43,633)
  Proceeds from revolving credit facility   300,000      920,000
  Payments on long term debt                      -     (920,000)
                                         ----------   ----------
  Net cash provided by (used in)
          financing activities              300,000      (53,541)
                                        -----------   ----------

NET INCREASE (DECREASE) IN CASH              (6,920)     220,605

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                    511,252      363,342
                                         ----------   ----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                      $   504,332  $   583,947
                                         ==========   ==========

CASH, CASH EQUIVALENTS AND
  TEMPORARY CASH INVESTMENTS
  AT END OF PERIOD                      $   757,533  $ 2,571,053
                                         ==========   ==========

Supplemental disclosures of cash flow  information:  Cash paid during the period for:
                   Income Taxes         $   195,800  $    25,882
                   Interest             $         -  $    14,006

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

The accompanying consolidated financial statements of Equity Oil Company (the Company) have not been audited by independent accountants, except for the Balance Sheet at December 31, 1995. In the opinion of the Company's management, the financial statements reflect the necessary adjustments, all of which are of a normal and recurring nature, to present fairly the financial position of the Company as of March 31, 1996, and the results of its operations and its cash flows for the three month periods ended March 31, 1996 and 1995.

The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.

The results for the three month period ended March 31, 1996 are not necessarily indicative of future results.

Note 2.  Net Income Per Share

Net income per share is based on the weighted average number of common shares outstanding during the period. Primary and fully diluted earnings per share are essentially the same.

Note 3. Accounting for Stock Based Compensation

The Company adopted SFAS #123, Accounting for Stock Based Compensation, effective January 1, 1996. The Company has elected to follow the disclosure method of reporting for its stock based compensation.

                                     PART I

                                     ITEM 2

Managements Discussion and Analysis of Financial Condition and
Results of Operation

RESULTS OF OPERATIONS

         Increases in oil and gas production combined with stronger oil prices to help the Company record a 15% increase in revenues during the first quarter of 1996. Total revenues for the period were $3,832,672, compared to $3,336,414 during the first quarter of 1995. Net income for the first quarter of 1996 was $105,707, or $.01 per share, compared to $110,105, or $.01 per share, during the first quarter of 1995.

         The Company recorded increases in both oil and gas production. Oil production of 156,000 barrels was up 5% from 149,000 barrels in 1995. Gas production increased 60%, from 311,000 Mcf produced in 1995 to 496,000 Mcf produced during the first quarter of 1996, primarily as a result of new gas wells drilled in 1995 and 1996.

         The net price received for Western Colorado crude oil, which accounts for 60% of the Company's total oil production, averaged $20.60 during the first quarter of 1996, an increase of 8% from $19.02 during the same quarter of 1995. Prices at other Company properties increased at similar levels.

         Increases in oil and gas sales were offset by lower other income. Other income in 1995 included the recognition of income arising from a lease option agreement that was deferred in 1994. There was no similar transaction during the first quarter of 1996.

         Total expenses increased 12% over 1995 first quarter levels. Lease operating costs increased 16%, primarily as a result of increased production and higher revenue-based production taxes. Conversely, depreciation, depletion, and amortization (DD&A) charges decreased 22% during the quarter. The majority of the decrease is attributable to the adoption of SFAS #121 in 1995, which removed $2.2 million from the DD&A base that was almost entirely associated with marginally economic, high-cost wells with high depletion rates. The adoption of SFAS #121 was effective July 1, 1995. There was no property impairment charge for the first quarter of 1996.

         Increases in exploration and administrative costs are primarily due to increased exploratory drilling activity, higher compensation expenses, as well as increased insurance, legal, and investor relations fees.

         The Company incurred 3-D seismic charges of $304,000 during the first quarter of 1996 compared to $237,000 during the same period of 1995. These charges represent the Company's continued development of its California exploration programs.

         The Company's tax provision for the first quarter of 1995 is lower than the statutory rate because of percentage depletion carryovers form prior years and the use of foreign tax credits. The carryover benefits were not available to the Company in 1996.

         During the first quarter of 1996, the Company participated in the drilling of 5 wells, compared to 1 during the same time period of 1995. Of the 5 wells drilled this year, 4 wells have been completed as producers, and 1 well is currently being tested.

         Included in the 1996 well count is the first well drilled at the Sage Creek Unit, which was acquired in 1995 as part of the Mountain Oil and Gas acquisition. Estimated reserves for the well are 95,500 barrels of oil, drilled at a cost of $1.26 per barrel. Using the result from this well, the Company has identified several potential development locations at the unit.

         Two wells were also drilled in 1996 at the Company's Orion 3-D seismic project in the Sacramento Basin of California. These wells bring the total drilled at the Orion project to six, five of which have been completed as producing gas wells, for an 83% success ratio. Three of the completed wells are now on production at a combined daily rate of 8,000 Mcf per day. The other two wells are awaiting pipeline connections, and should be on production by the end of the second quarter of 1996. Those two wells were tested at a combined daily rate of 4,000 Mcf per day. The Company expects to drill a total of 9 wells on this project during 1996, with the next two wells scheduled to spud during May.

         Progress is continuing at the Lemok #1, Symskaya Exploration's initial well in the Krasnoyarsk Krai in Eastern Siberia. Drilling at the well was expected to be completed by the end of the first quarter of 1996, but mechanical drilling problems have further delayed the drilling process. It is now expected that drilling will be completed, and testing at the well initiated, shortly before the end of the second quarter of 1996.

CAPITAL RESOURCES AND LIQUIDITY

         Cash, cash equivalents, and temporary cash investments totaled $757,533 as of March 31, 1996, down from $1,467,219 at year-end 1995. Working capital at March 31, 1996 was $2,939,069, compared to working capital of $3,721,049 at December 31, 1995. For the first three months of 1996, net cash provided by operating activities increased 39% over the same period of 1995, primarily due to the increase in current liabilities which was only partially offset by the net increase in receivables.

         Investment in property and equipment, including advances to Symskaya Exploration, for the first three months of 1996 totaled $2,119,022, a 110% increase from the amount recorded during the corresponding three months of 1995. This change in capital spending is a reflection of the Company's increased level of drilling activities in 1996.

         During the three months ended March 31, 1996, the Company borrowed $300,000 on its credit facility, primarily for working capital purposes. During the three months ended March 31, 1995, the Company used $920,000 of borrowing on its credit facility to pay off its long-term debt.

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



                                  EQUITY OIL COMPANY
                                  (Registrant)



DATE:     May 13, 1996                By  /s/ Paul M. Dougan
       ----------------------            -------------------
                                         Paul M. Dougan, President


DATE:     May 13, 1996                By  /s/ Clay Newton
      -----------------------            ----------------
                                         Clay Newton, Treasurer