Form 10-Q
period 1996-06-30
EQUITY OIL CO
filed 1996-08-12
CIK 33325

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 1996
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to


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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,751,100

                          ITEM I: Financial Statements

                               EQUITY OIL COMPANY
                             Statement of Operations
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                       1996           1995
                                                  ------------     ------------


REVENUES

         Oil and gas sales ..................     $  7,568,678     $  6,128,107
         Partnership income .................          150,000          150,000
         Interest income ....................           70,905          125,218
         Other ..............................          123,074          307,865
                                                  ------------     ------------
                                                     7,912,657        6,711,190

EXPENSES

         Operating costs ....................        2,621,927        2,360,568
         Depreciation, depletion and
           amortization .....................        1,800,000        2,250,000
         Leasehold abandonments .............           15,092           25,500
         3-D seismic ........................          304,097          237,604
         Exploration ........................          926,480          697,558
         General and administrative .........        1,218,972          982,262
         Interest ...........................             --             29,545
                                                  ------------     ------------
                                                     6,886,568        6,583,037

Income before income taxes ..................        1,026,089          128,153

Provision (benefit) for income taxes ........          205,033          (44,057)

NET INCOME ..................................     $    821,056     $    172,210
                                                  ============     ============

Net income per common share .................     $       0.06     $       0.01
                                                  ============     ============

Weighted average shares outstanding .........       12,728,834       12,535,130



        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                             Statement of Operations
                For the Three Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                        1996           1995
                                                    -----------     ----------


REVENUES

         Oil and gas sales ...................      $ 3,910,332      $ 3,105,505
         Partnership income ..................           75,000           75,000
         Interest income .....................           32,156           64,959
         Other ...............................           62,497          129,312
                                                    -----------      -----------
                                                      4,079,985        3,374,776

EXPENSES

         Operating costs .....................        1,287,931        1,207,430
         Depreciation, depletion and
           amortization ......................          900,000        1,100,000
         Leasehold abandonments ..............            5,092           14,300
         Exploration .........................          419,980          388,859
         General and administrative ..........          597,963          579,817
         Interest ............................             --             15,539
                                                    -----------      -----------
                                                      3,210,966        3,305,945

Income before income taxes ...................          869,019           68,831

Provision for income taxes ...................          153,670            6,726
                                                    -----------      -----------
NET INCOME ...................................      $   715,349      $    62,105
                                                    ===========      ===========

Net income per common share ..................      $      0.06      $      0.00

Weighted average shares outstanding ..........       12,741,781       12,529,314



        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                                  Balance Sheet
                   as of June 30, 1996, and December 31, 1995

                                   (Unaudited)
                                     June  30,    December 31,
ASSETS                                 1996           1995
- ------                             ------------    -------

Current assets:
  Cash and cash equivalents       $ 1,992,912     $   511,252
  Temporary cash investments          256,923         955,967
  Accounts and advances receivable  2,997,546       3,016,067
  Income taxes receivable             524,976         502,098
  Other current assets                325,436         378,594
                                   ----------      ----------
                                    6,097,793       5,363,978

Property and equipment            101,816,817      99,242,754
Less accumulated depletion,
  depreciation and amortization    59,319,185      57,549,855
                                   ----------      ----------
                                   42,497,632      41,692,899
Other assets:
  Investment in and note receivable
    from Symskaya Exploration       7,738,171       6,160,442
  Investment in Raven Ridge
    Pipeline Partnership              468,598         540,220
  Other assets                        168,454         189,511
                                    ---------      ----------
                                    8,375,223       6,890,173

TOTAL ASSETS                      $56,970,648     $53,947,050
                                   ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                $   777,536     $ 1,107,925
  Accrued liabilities                 327,996         219,144
  Accrued profit sharing               96,000         148,771
  Income taxes payable                240,072         156,293
  Deferred taxes                       10,796          10,796
                                    ---------       ---------
                                    1,452,400       1,642,929


Revolving credit facility           7,128,830       4,918,830
Deferred income taxes               8,650,081       8,654,698
                                   ----------      ----------
                                   15,778,911      13,573,528

Stockholders' equity
  Common stock                     12,751,100      12,711,100
  Paid in capital                   3,633,175       3,485,487
  Retained earnings                23,355,062      22,534,006
                                   ----------      ----------
                                   39,739,337      38,730,593

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $56,970,648     $53,947,050
                                   ==========      ==========


        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                             Statement of Cash Flows
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)


                                                       1996             1995
                                                   -----------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .........................     $   821,056      $   172,210
   Adjustments
     Depreciation, depletion and
       amortization ..........................       1,800,000        2,250,000
     Partnership distribution in
       excess of income ......................          71,622           80,577
     Leasehold abandonments ..................          15,092           25,500
     Decrease in deferred income taxes .......          (4,617)        (287,658)
        Change in other assets ..............           21,057               --
         Common stock issued for services ....         103,313               --
     Increase (decrease) from changes in:
       Accounts and advances receivable ......          18,521          281,685
       Other current assets ..................          53,158          (58,490)
       Accounts payable and accrued
         liabilities .........................        (221,537)        (241,310)
       Income taxes receivable/payable .......          60,901          164,997
           Deferred lease rental revenue .....            --           (178,553)
       Accrued profit sharing ................         (52,771)         (91,373)
   Net cash provided                               -----------      -----------
     by operating activities .................       2,685,795        2,117,585
                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Symskaya Exploration ..........      (1,577,729)        (946,742)
   Sale of temporary cash investments ........         699,044          964,184
   Capital expenditures ......................      (2,619,825)      (1,840,526)
   Net cash used in investing                        ---------        ---------
     activities ..............................      (3,498,510)      (1,823,084)
                                                     ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of note payable ...................            --           (920,000)
   Purchase of treasury stock ................            --            (51,181)
   Increase in other assets ..................            --           (182,690)
   Exercise of incentive stock option ........          84,375             --
   Borrowings under
    revolving credit facility ................       2,210,000          924,830
   Net cash provided by (used in)                    ---------      -----------
      financing activities ...................       2,294,375         (229,041)
                                                     ---------      -----------
NET INCREASE (DECREASE) IN CASH ..............       1,481,660           65,460

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD ....................         511,252          363,342
                                                   -----------      -----------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD ..........................     $ 1,992,912      $   428,802
                                                   ===========      ===========

Supplemental disclosures of cash flow  information:  Cash paid during the period for:
                   Income Taxes       $   270,340    $90,950
                   Interest           $         -    $29,545

        The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS


Note 1.  Interim Financial Statements

     The accompanying financial statements of Equity Oil Company ("Equity" or "the Company") have not been audited by independent accountants, except for the Balance Sheet at December 31, 1995. In the opinion of the Company's management, the financial statements reflect the adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 1996, and the results of its operations for the three and six month periods ended June 30, 1996 and 1995, and its cash flows for the six month periods ended June 30, 1996 and 1995.

     The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on From 10-Q. These financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K, and the Company's Form 10-Q for the first quarter of 1996.

     The results for the three and six month periods ended June 30, 1996 are not necessarily indicative of future results.

Note 2.  Net Income (Loss) Per Share

     Net income (loss) per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Primary and fully diluted earnings per share are essentially the same.

Note 3. Accounting for Stock Based Compensation

     The Company adopted SFAS #123, Accounting for Stock Based Compensation, effective January 1, 1996. The Company has elected to follow the disclosure method of reporting for its stock based compensation.

Note 4. Subsequent events.

     On July 3, 1996, the Company purchased 332,000 barrels of proved developed oil reserves associated with 14 producing oil wells. The wells and reserves were acquired for a total purchase price of $1.4 million. The purchase was paid for with funds borrowed under the Company's credit facility.

                                     PART I

                                     ITEM 2

Management's Discussion and Analysis of Financial Condition and
Results of Operation


RESULTS OF OPERATIONS

Financial Results

     Net income for the first six months of 1996 of was $821,056, or $.06 per share, compared to net income of $172,210, or $.01 per share during the first half of 1995. Total revenues of $7,912,657 were 18% higher than total revenues of $6,711,190 recorded in the first half of 1995.

     Second quarter 1996 net income was $715,349, or $.06 per share, compared to second quarter 1995 net income of $62,105, or $.00 per share. Second quarter revenues in 1996 of $4,079,985 were 21% higher than the $3,374,776 reported in the second quarter of 1995.

Domestic Exploration Drilling

     Drilling at the Company's Orion 3-D seismic project in the Sacramento Basin is continuing during 1996, with four additional wells drilled through June 30, 1996. The Company expects to complete all four of the wells as producers. The two most recent wells, the Erdman #2-27 and the Erdman #1-27, tested at a combined rate of 10 Million cubic feet per day. Subsequent to their completion, the Company will have completed seven out of eight wells drilled on the project.

     The Company is currently planning to drill an additional five wells on this survey in 1996. Building on the success of the Orion program, the Company will participate in four additional 3-D seismic surveys in the Sacramento Basin in 1996 that may result in the drilling of seven additional exploratory wells during the year.

     Equity has just completed shooting of a twenty-five square mile 3-D seismic survey in Dawson County, Montana, surrounding a well that indicated presence of a Lodgepole Reef mound. The survey was conducted on a 25,000 acre leasehold. After evaluation of the survey, the Company will drill an exploratory well on the block. If the 3-D and drilling is successful in identifying Lodgepole mounds, several development locations could be drilled. Equity's 15% operating working interest is carried in the shooting of seismic and drilling and completion of the first well.

Development Drilling

     In 1995, Equity participated in the drilling of eight development wells, completing four gas and four oil wells, a 100% success ratio. Development drilling during the year focused on the Cessford field in Alberta, Canada and the Siberia Ridge field in Sweetwater County, Wyoming.

     At the Cessford field, four wells were completed as oil wells, bringing the total producing wells in this 50% owned property to twenty. The field is currently producing 400 barrels of oil per day. One additional development well has been drilled at Cessford this year and is awaiting completion.

     At the Siberia Ridge field, the Company participated in the drilling and completion of three gas wells in 1995. Present plans call for the drilling of three additional wells in the Siberia Ridge Field in 1996 -- one under a farmout agreement, and two in which the Company will have a 50% working interest.

     The Company has begun to focus additional exploitation efforts on certain of the properties purchased in 1995. The Sage Creek Unit #21, drilled at the most significant of those properties, the Sage Creek Field in Big Horn County, Wyoming, was drilled during the first quarter of 1996, and has been completed as a producing oil well. Equity has a 46.25% working interest in the well. This well is significant since the success of its completion has the potential to set up other infill drilling opportunities in the Sage Creek field.

Acquisitions

     In 1995, the Company's first year as an active acquiror of producing properties, acquisitions were focused on properties in the Rocky Mountains, where a total of 761,000 barrels of oil and 1.3 billion feet of natural gas were purchased for a total purchase price of $3.1 million dollars, or $3.18 per BOE. The purchases were made using funds from the $20 million borrowing base revolving credit facility established by the Company in March of 1995.

     In 1996, the Company is continuing its acquisition efforts. On July 3, 1996, the Company announced the purchase of 332,000 barrels of proved developed oil reserves, associated with 14 producing oil wells, located adjacent to the Rangely Weber Sand Unit, site of the Company's main source of oil production. The wells and reserves were acquired from two private entities for a total purchase price of $1.4 million, effective July 1, 1996. The Company will operate the properties, which produce from the Weber sand, with working interests approaching 100%. Production from the wells will be approximately 100 barrels per day, which will increase the Company's daily oil production by approximately 6%. In addition to the proved reserves, the Company's analysis indicates these properties may have upside potential for the development of additional reserves.

     While the Company's first efforts in acquisitions have been quite modest, each of the properties acquired have upside potential in the form of infill development drilling, additional exploration, equipment upgrades, and/or possible waterflooding. In 1996, the Company will continue to focus its producing property acquisition efforts in the Rocky Mountains.

International Exploration in Russia

     The cased-hole drill stem tests of four zones selected for testing by Symskaya Exploration Inc., Equity's 50% owned subsidiary, in the Lemok No. 1 well, flowed salt water with no oil or gas. The tested zones, ranging in depth from 6,890 to 8,283 feet are in fractured dolomites of probable Cambrian age. These Cambrian zones were a secondary target in the well, drilled by Symskaya Exploration, Inc., on its 1.1 million acre license area in the Krasnoyarsk Krai in Eastern Siberia. Drilling was terminated at a depth of 14,102 feet due to mechanical problems prior to reaching the primary target in the Vendian formation at an estimated depth of 14,500 feet. Total direct drilling costs for the Lemok #1 incurred by Symskaya through June 30, 1996 were approximately $9.0 million.

     The test results are disappointing, since oil shows, cores, logs, and other data accumulated during the course of drilling evidenced the presence of hydrocarbons in the intervals that were tested. The lack of producible oil in the tested intervals does not preclude the possibility that the well was drilled below the oil/water contact for these formations, and that a well drilled at a structurally higher location may contain productive hydrocarbons in these same intervals. In addition, the lack of a positive test in the Cambrian zones, which were secondary targets in the drilling of the Lemok No. 1, does not alter the possibility for accumulations of recoverable hydrocarbons in the Vendian or Riphean formations that were not reached in this well. Detailed analysis of the pressure, flow data and fluid recovered in the tests is being conducted.

     Based upon all of the data accumulated from the Lemok No. 1, the drilling of a second well is under active consideration, as well as various alternatives for obtaining outside financing for such a well. The feasibility of making a future attempt to use the Lemok No. 1 well bore to reach the Vendian formation is also being examined. In the event that Symskaya abandons the Lemok No. 1, Equity would be required to record a non-cash charge to earnings equal to its 50% share of the direct drilling costs incurred in this well.

     If drilled, a second well would be located approximately five miles east of the Lemok No. 1, and would target the Vendian formation at a depth of approximately of 11,000 feet, which would be 3,000 feet structurally higher on the Ishtyskaya anticline. Correspondingly, the four intervals tested in the Lemok No. 1 should be encountered at depths ranging from approximately 3,900 to 5,300 feet in a second well, and it is possible that producible hydrocarbons could be encountered in those zones at the higher structural position.

CAPITAL RESOURCES AND LIQUIDITY

     Cash, cash equivalents, and temporary cash investments totaled $2,249,835 as of June 30, 1996, an increase of $782,616 since year-end 1995. Working capital at June 30, 1996 was $4,645,393, up 25% from $3,721,049 at December 31,
1995. The Company's ratio of current assets to current liabilities improved from
3.26 to 1 at December 31, 1995 to 4.19 to 1 at June 30, 1996. Cash and cash equivalents at June 30, 1996 include $1.4 million obtained from the Company's credit facility for the acquisition discussed in Note 4 above. These funds were disbursed on July 3, 1996.

     Cash provided by operating activities was $2,685,795 in the first six months of 1996, 27% higher than the same period of 1995. Cash provided by operating activities was aided in 1996 by the higher net income discussed earlier.

     Investment in property and equipment for the first six months of 1996, coupled with advances the Company made to Symskaya Exploration, totaled $4,197,554, a 51% increase from the amount recorded during the corresponding six months of 1995, reflecting the Company's increased drilling activity both domestically and abroad. This investment activity in both years was partially funded by the sale of temporary cash investments. 1996 figures do not include the $1.4 million acquisition discussed in Note 4 above.

     During the first half of 1996, the Company borrowed a total of $2,210,000 under its credit facility to pay for acquisitions and for general corporate purposes, bringing to $7,128,830 the amount outstanding under the facility. At June 30, 1996, the Company had approximately $12.9 million of availability on this credit facility. Effective July 11, 1996, the Company amended the terms of the facility, extending the commitment period until June 30, 1999, after which time the note becomes payable in quarterly installments over three years. In 1995, the Company used proceeds from its revolving credit facility to retire its previously outstanding note payable.

     The Company believes that existing cash balances, cash flow, and borrowing capacity under the revolving credit facility will provide adequate resources to meet its capital, exploration, and acquisition spending objectives.


COMPARISON OF SECOND QUARTER 1996 WITH SECOND QUARTER 1995

     Oil and gas sales increased 26% in the second quarter of 1996 to $3,910,332, compared to $3,105,505 in the same quarter of last year. This increase was brought about by a combination of higher oil and gas prices that prevailed during the second quarter of 1996, as well as increases in both oil and gas production. The average net price for crude oil at the Rangely Weber Sand Unit during the quarter was $22.62 per barrel, compared to $20.14 during the second quarter of 1995, an increase of 12%. Average gas prices received during the second quarter of 1996 were $1.28 per Mcf, compared to $1.09 per Mcf during the second quarter of 1995.

     Total production increased year-to-year on an equivalent barrel basis. Oil production increased slightly from 156,000 barrels in the second quarter of 1995 to 158,000 during the same quarter of 1996. Gas production rose sharply from 334,000 Mcf in 1995 to 549,000 Mcf in 1996, an increase of 64%. The production gains in natural gas reflect the initial successes at the Company's
Orion prospect in California.

     During the second quarter of 1995, the Company received $71,000 as its share of a settlement relating to prior production litigation. There was no corresponding settlement in 1996.

     Slight increases in operating costs, exploration expenses, and general and administrative expenses were more than offset by decreases in depreciation, depletion, and amortization (DD&A) charges for the current quarter. The majority of the decrease in DD&A charges is attributable to the adoption of SFAS #121 in 1995, which removed $2.2 million from the DD&A base that was almost entirely associated with marginally economic, high-cost wells with high depletion rates. The adoption of SFAS #121 was effective July 1, 1995. There was no property impairment charge for the second quarter of 1996.

     The Company's tax provisions for the second quarter of 1996 and 1995 are lower than the statutory rate because of percentage depletion deductions.

COMPARISON OF FIRST HALF 1996 WITH FIRST HALF 1995

     Higher oil and gas prices during the first half of 1996 combined with increases in both oil and gas production to produce an 18% increase in total revenues over the same period of 1995. Net prices for crude oil at the Rangely Weber Sand Unit, which accounts for 64% of the Company's total oil production, averaged $21.60 during the first half of 1996, an increase of 10% from $19.58 during the same period of 1995. Average gas prices received during the first half of 1996 were $1.37 per Mcf, compared to $1.18 per Mcf during the first half of 1995. Oil production of 314,000 barrels was up 3% from 1995 production of 305,000 barrels. Natural gas production increased 62% from 645,000 Mcf in 1995 to 1,045,000 Mcf in 1996, the first time the Company has produced in excess of 1 Billion cubic feet of natural gas in the first half of the year.

     The 24% increase in oil and gas sales for the period was slightly offset by decreases in other income and interest income. Other income in 1995 included the recognition of income arising from a lease option agreement that was deferred in 1994, as well as the litigation settlement proceeds mentioned previously. There were no corresponding events in 1996, causing a 60% decline in other income. Interest income declined due to the reduced amount of funds available for investment during the first half of 1996.

     Total expenses increased 4% over 1995 first half levels. Lease operating costs increased 11%, primarily as a result of increased production and higher revenue-based production taxes. Conversely, depreciation, depletion, and amortization (DD&A) charges decreased 20% during the period. The majority of the decrease is attributable to the adoption of SFAS #121 in 1995, which removed $2.2 million from the DD&A base that was almost entirely associated with marginally economic, high-cost wells with high depletion rates. The adoption of SFAS #121 was effective July 1, 1995. There was no property impairment charge for the first half of 1996.

     Increases in exploration and general and administrative costs are primarily due to increased exploratory drilling activity, higher compensation expenses, as well as increased insurance, legal, and investor relations fees. During the first half of 1996, the Company participated in the drilling of 8 wells, compared to 4 during the same time period of 1995. Of the 8 wells drilled this year, 5 wells have been completed as producers, and 3 wells are currently being tested.

     The Company incurred 3-D seismic charges of $304,000 during the first half of 1996 compared to $237,000 during the same period of 1995. These charges represent the Company's continued development of its California exploration programs.

     The Company's tax provisions for the first half of 1996 and 1995 are lower than the statutory rate because of percentage depletion deductions.

                                     PART II

                                OTHER INFORMATION

     The answers to items listed under Part II are inapplicable or negative, except as shown below.

Item 4. Submission of Matters to a Vote of Security Holders.

     At the Company's annual meeting, held on May 8, 1996, stockholders were asked to elect Mr. L.E. Buzarde, Jr., and Mr. P.J. "Jack" Bernhisel to serve three year terms on the Board of Directors. The following votes were recorded.

                              Buzarde      Bernhisel

Affirmative votes           10,611,952     10,602,432
Withhold authority              79,048         88,568

Each director nominee received at least 99% of the shares voted at the meeting.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EQUITY OIL COMPANY
                                  (Registrant)



DATE:     August 12, 1996             By /s/ Paul M. Dougan
       ----------------------           -------------------
                                         Paul M. Dougan, President


DATE:     August 12, 1996             By /s/ Clay Newton
       ----------------------           ----------------
                                         Clay Newton, Treasurer