Form 10-Q
period 1996-09-30
EQUITY OIL CO
filed 1996-11-12
CIK 33325

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    September 30, 1996
                               OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to


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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable
date:   12,739,100

                          ITEM I: Financial Statements

                               EQUITY OIL COMPANY
                            Statements of Operations
              For the Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                        1996           1995
                                     ------------  --------

REVENUES

     Oil and gas sales                $11,542,851  $ 9,115,940
     Partnership income                   225,000      225,000
     Interest income                      104,952      178,524
     Other                                245,554      409,131
                                        ---------    ---------

                                       12,118,357    9,928,595

EXPENSES

     Operating costs                    4,110,248    3,525,883
     Depreciation, depletion and
       amortization                     2,850,000    3,100,000
     Leasehold abandonments                31,642       35,500
     Property impairment                        -    2,274,057
     Equity loss in
       Symskaya Exploration, Inc.       5,250,000            -
     3-D seismic                          457,536      237,604
     Exploration                        1,418,578    1,055,118
     General and administrative         1,630,706    1,404,880
     Interest                                   -       66,378
                                       ----------   ----------
                                       15,748,710   11,699,420

Loss before income taxes               (3,630,353)  (1,770,825)


Benefit for income taxes               (1,691,138)    (684,178)
                                        ---------     --------

NET LOSS                              $(1,939,215) $(1,086,647)
                                       ==========  ===========

Net loss per common share                  $(0.15)      $(0.09)
                                       ==========  ===========

Cash dividends declared per share            $.00         $.00

Weighted average shares outstanding    12,734,711   12,563,014



        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                            Statements of Operations
             For the Three Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                         1996           1995
                                      -----------   --------


REVENUES

     Oil and gas sales                 $3,974,173   $2,987,833
     Partnership income                    75,000       75,000
     Interest income                       34,047       53,306
     Other                                122,480      101,266
                                        ---------    ---------
                                        4,205,700    3,217,405

EXPENSES

     Operating costs                    1,488,321    1,165,315
     Depreciation, depletion and
       amortization                     1,050,000      850,000
     Leasehold abandonments                16,550       10,000
     Property impairment                        -    2,274,057
     Equity loss in
       Symskaya Exploration, Inc.       5,250,000            -
     3-D seismic                          153,439            -
     Exploration                          492,098      357,560
     General and administrative           411,734      422,618
     Interest expense                           -       36,833
                                        ---------    ---------
                                        8,862,142    5,116,383

Loss before income taxes               (4,656,442)  (1,898,978)

Benefit for income taxes               (1,896,171)    (640,121)
                                        ---------    ---------
NET LOSS                              $(2,760,271) $(1,258,857)
                                       ==========   ==========
Net loss per common share                  $(0.22)      $(0.10)
                                       ==========    =========
Cash dividends declared per share            $.00         $.00

Weighted average shares outstanding    12,746,339   12,617,872




        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                                    Balance Sheet
                 as of September 30, 1996 and December 31, 1995

                                   (Unaudited)
                                   September 30,  December 31,
ASSETS                                 1996           1995
------                             ----------      ----------

Current assets:
  Cash and cash equivalents       $   491,077     $   511,252
  Temporary cash investments          199,322         955,967
  Accounts and advances receivable  2,733,241       3,016,067
  Income taxes receivable             250,621         502,098
  Other current assets                252,861         378,594
                                   ----------      ----------
                                    3,927,122       5,363,978

Property and equipment            105,085,909      99,242,754
Less accumulated depletion,
  depreciation and amortization    60,329,318      57,549,855
                                   ----------      ----------
                                   44,756,591      41,692,899
Other assets:
  Investment in and note receivable
    from Symskaya Exploration       3,704,253       6,160,442
  Investment in Raven Ridge
    Pipeline Partnership              431,667         540,220
  Other assets                        157,926         189,511
                                    ---------      ----------
                                    4,293,846       6,890,173
                                   ----------      ----------
TOTAL ASSETS                      $52,977,559     $53,947,050
                                   ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                $ 1,414,335     $ 1,107,925
  Accrued liabilities                  11,250         219,144
  Accrued profit sharing              144,000         148,771
  Income taxes payable                 58,891         156,293
  Deferred income taxes                10,796          10,796
                                    ---------       ---------
                                    1,639,272       1,642,929

Revolving credit facility           7,778,830       4,918,830
Deferred income taxes               6,623,447       8,654,698
                                   ----------      ----------
                                   14,402,277      13,573,528
Stockholders' equity
  Common stock                     12,751,100      12,711,100
  Paid in capital                   3,633,175       3,485,487
  Retained earnings                20,594,791      22,534,006
  Less cost of treasury stock         (43,056)              -
                                   ----------      ----------
                                   36,936,010      38,730,593
TOTAL LIABILITIES AND              ----------      ----------
  STOCKHOLDERS' EQUITY            $52,977,559     $53,947,050
                                   ==========      ==========

        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                             Statement of Cash Flows
              For the Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                           1996          1995
                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................      $(1,939,215)   $(1,086,647)
   Adjustments
     Depreciation, depletion and
       amortization                     2,850,000      3,100,000
     Partnership distributions in
       excess of income                   108,553        119,746
     Property dispositions                 31,642         35,500
     Property impairment                        -      2,274,057
     Equity loss in
       Symskaya Exploration             5,250,000              -
     Change in other assets                31,585         10,528
     Common stock issued for services     103,313              -
     Decrease in deferred income taxes (2,031,251)    (1,300,025)
     Increase (decrease) from changes in:
       Accounts and advances receivable   282,826        126,027
       Other current assets               125,733         (4,178)
       Deferred lease revenue                   -       (178,553)
       Accrued profit sharing              (4,771)       (26,473)
       Accounts payable and accrued
         liabilities                       98,516       (271,368)
       Income taxes receivable/payable    154,075        201,946
                                          -------        -------
   Net cash provided
     by operating activities            5,061,006      3,000,560

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Symskaya Exploration    (2,793,811)    (1,993,049)
   Sale of temporary cash investments     756,645        973,855
   Capital expenditures                (5,945,334)    (5,147,218)
                                       ----------     ----------
   Net cash used in
       investing activities            (7,982,500)    (6,166,412)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of note payable                      -       (920,000)
   Purchase of treasury stock             (43,056)       (51,181)
   Increase in other assets                     -       (210,568)
   Net borrowings on
      revolving credit facility         2,860,000      3,524,820
   Exercise of incentive
      stock options                        84,375        613,838
                                        ---------      ---------
   Net cash provided by financing
      activities                        2,901,319      2,956,909

NET INCREASE (DECREASE) IN CASH           (20,175)      (208,943)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                 511,252        363,342
                                       ----------     ----------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $   491,077    $   154,399
                                       ==========     ==========
CASH, CASH EQUIVALENTS AND
   TEMPORARY CASH INVESTMENTS
   AT END OF PERIOD                   $   690,399    $ 1,647,272
                                       ==========     ==========

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
          Income taxes                 $  175,745      $ 298,093
          Interest                     $        -      $  66,378

        The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

The accompanying financial statements of Equity Oil Company (the Company) have not been audited by independent accountants, except for the Balance Sheet at December 31, 1995. In the opinion of the Company's management, the financial statements reflect the adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of its operations for the three and nine month periods ended September 30, 1996 and 1995, and its cash flows for the nine month periods ended September 30, 1996 and 1995.

The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on From 10-Q. These financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K, and the Company's Form 10-Q's for the first and second quarters of 1996.

The results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of future results.

Note 2.  Net Income (Loss) Per Share

Net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Primary and fully diluted earnings per share are essentially the same.

Note 3. Investment in Symskaya Exploration

Symskaya Exploration, Inc, the Company's 50% owned subsidiary, has determined that it is not practical or economical to reenter the Lemok No. 1 well in an effort to reach the primary Vendian objective. As a consequence, Symskaya has charged the costs of drilling the Lemok No. 1 to expense as of September 30, 1996. The Company's equity share of the loss is $5.25 million ($3.3 million after taxes). Further discussion of this item can be found under Results of Operations in Item 2.

Note 4. Adoption of SFAS #121

Included in the 1995 figures is a non-cash charge for oil and gas property impairment in the amount of $2,274,057 ($1,433,338 after taxes), which resulted from the Company's adoption of SFAS No. 121 Accounting for the Impairment of Long Lived Assets and Assets to be Disposed of, effective July 1, 1995.

                                     PART I

                                     ITEM 2

Management's Discussion and Analysis of Financial Condition and
Results of Operation

RESULTS OF OPERATIONS

Financial Results

         The Company recorded a net loss for the first nine months of 1996 in the amount of $(1,939,215), or $(.15) per share, compared to a net loss during the same period of 1995 in the amount of $(1,086,647), or $(.09) per share. Included in the 1996 figures is an equity loss in Symskaya Exploration, Inc. of $5,250,000 ($3,309,075 net of taxes). Included in the 1995 nine-month figures is a non-cash charge for oil and gas property impairment of $2,274,057 ($1,433,338 net of taxes) which arose from the Company's adoption of SFAS #121, Accounting for Long Lived Assets and Assets to be Disposed of.

         Total revenues for the first nine months of 1996 were $12,118,357, an increase of 22% over revenues of $9,928,595 recorded during the same period of 1995. Cash flow from operating activities was $5,061,006, an increase of 69% over cash flow from operating activities of $3,000,560 recorded during the first nine months of 1995.

         The Company recorded a net loss for the third quarter of 1996 in the amount $(2,760,271), or $(.22) per share on revenues of $4,205,700. This compared to a net loss during the third quarter of 1995 of $(1,258,857), or $(.10) per share, on revenues of $3,217,405.

         Despite the negative financial results that were reported for the three and nine month periods ended September 30, 1996, the Company continues to make significant progress in its areas of focus.

Domestic Exploration Drilling

         The Company earlier reported the testing of the eleventh successful gas well drilled using 3-D seismic technology in the Grimes area of the Sacramento Basin in northern California. The well, the #1-33 Jacob, tested gas during a drill stem test from the Forbes formation at a rate of 5.1 million cubic feet per day. In addition to the zone tested, additional potentially productive zones have been identified by electric logs. Equity has a 25% working interest in the well, which is operated by Slawson Exploration, Inc.

          The #1-33 Jacob is the eleventh well drilled, and the tenth successful well, on the 42 square mile Orion 3-D survey which was conducted in 1995. Seven of the wells have been drilled in 1996 and the other four were drilled in 1995. One well is presently drilling and five additional wells are scheduled to be drilled before year end. Of the total wells drilled on the Orion survey, five are currently on production, and the balance should be on production by the end of the year. Initial production rates for the wells range from 1 to 5 million cubic feet per day. Production from the wells is presently being sold in the California spot market where prices over the last three months have ranged from $1.69 to $2.09 per million BTU.

         In addition to wells in the Orion survey, Equity has participated in four other wells in the Grimes area and five other 3-D surveys resulting in two completions and two dry holes. Equity intends to drill three additional wells on these surveys during the fourth quarter of 1996. The Company is also participating in two additional 3-D surveys in the fourth quarter of 1996. The first, which is now underway, is a sixteen square mile survey operated by Slawson Exploration, Inc. in which Equity has a 25% working interest. The second is a seventeen square mile survey being operated by Equity in which the Company currently has a 100% working interest.

         The successful drilling on the Orion survey, resulting in a 91% success rate to date, is a dramatic example of the utilization of 3-D seismic imaging to locate gas in the Grimes area. Based upon the seismic interpretation experience and the drilling success to date, the Company believes that, in addition to the wells that will be drilled by year end 1996 on the Company's 3-D surveys, additional well sites could be developed using 3-D technology in the Grimes area.

         Equity also participated in the initial exploratory well on a project developed by the Company's exploration staff, the North Riley Ridge Prospect in Sublette County, Wyoming. The well was drilled to a depth of 8,630 feet and encountered 48 feet of net pay in the Frontier formation. After stimulation, the well flowed at a rate of 3.6 million cubic feet of natural gas per day. In addition to the Frontier zone, the well encountered 42 feet of net pay in the shallower Baxter zone, which will be tested at a later date.

         The Company has an 18.75% working interest in this well, which is located on the 12,000 acre North Riley Ridge Unit. The well is currently being tied into production, and offset drilling activity will begin in the summer of 1997.

Development Drilling

         The Company has begun to focus its exploitation efforts on some of the properties that were purchased in 1995. The Sage Creek Unit #21, in the Sage Creek Field in Big Horn County, Wyoming, was drilled during the first quarter of 1996, and has been completed as a producing oil well. Equity has a 46.25% working interest in the well. This well is significant since the success of its completion has the potential to set up other infill drilling opportunities in the Sage Creek field.

Acquisitions

          The Company has made two acquisitions of proved developed oil reserves so far in 1996, both in Colorado. The first added 332,000 barrels of proved developed reserves at a cost of $1.4 million, or $4.22 per barrel, and added approximately 100 barrels per day of production. The second added 292,000 barrels of heavy oil at a cost of $386,000, or $1.32 per barrel, and added approximately 130 barrels per day of production. In each case, the Company has a 100% working interest and operates the properties. In addition, the Company has also acquired 42,000 barrels of proved developed reserves at properties where it already owns interests. In addition to the reserves associated with these purchases, each one of them has the potential to add incremental reserves through recompletion of existing wells and infill drilling.

International Exploration in Russia

         As mentioned previously, Symskaya Exploration, Inc, (Symskaya) the Company's 50% owned subsidiary, has determined that it is not practical or economical to reenter the Lemok No. 1 well in an effort to reach the primary Vendian objective. As a consequence, Symskaya has charged the costs of drilling the Lemok No. 1 to expense as of September 30, 1996. The Company's equity share of the loss is $5.25 million ($3.3 million after taxes).

          The Company is continuing to evaluate the testing results from four zones that were a secondary target in the drilling of the Lemok No. 1. The evaluation of the zones has included the analysis of fluid data and bottom hole pressure data recovered during testing. Resistivity data obtained from the recovered fluids have been used to reinterpret the electric logs run during the drilling of the well, and confirmed the presence of hydrocarbons in the three lower zones that were tested. However, this reinterpretation also shows that these zones have high water saturations, and as a consequence tested water. Analysis of the test data from the fourth zone also confirmed the presence of hydrocarbons as seen in cores, logs, and drill cuttings. Furthermore, reinterpretation of the electric logs in this zone using accurate formation water resistivity indicates that portions of the zone could have the capacity to produce measurable hydrocarbons. The inability of this zone to produce is still being investigated, including an ongoing independent evaluation of the data. As reported earlier, drilling at the well was terminated at a total depth of 14,102 feet due to mechanical problems prior to penetrating and testing the primary target in the Vendian formation at an estimated total depth of 14,500 feet.

         Based on the data collected and analyzed to date, Symskaya and the Company believe that the project remains prospective, and Symskaya is actively soliciting partners to participate in further exploration and fund the drilling of a second well at the project. If Symskaya is unable to find a suitable partner to fund the drilling of a second well, and consequently decides to suspend operations at the project and write off the remaining capitalized costs, the Company will be required to recognize an additional equity loss in Symskaya. The Company's remaining investment in Symskaya was approximately $3.7 million as of September 30, 1996.

CAPITAL RESOURCES AND LIQUIDITY

         Cash, cash equivalents, and temporary cash investments totaled $690,399 as of September 30, 1996, a decrease of $776,820 since year-end 1995. Working capital at September 30, 1996 was $2,287,850, down from $3,721,049 at December 31, 1995. The Company's ratio of current assets to current liabilities was 2.40 to 1 at September 30, 1996, compared to 3.26 to 1 at December 31, 1995.
Decreases in cash and working capital result from the Company's increased drilling program in 1996. Cash provided by operating activities was $5,061,006 in the first nine months of 1996, 69% higher than the same period of 1995, a direct reflection of the increased oil and gas sales during 1996.

         Investment in property and equipment for the first nine months of 1996, including advances to Symskaya Exploration and proved property acquisitions, totaled $8,739,145, a 22% increase from the amount recorded during the corresponding nine months of 1995. Approximately $2.8 million was advanced to Symskaya during the first nine months of 1996, compared to approximately $2.0 million during the same period of 1995.

         The Company has drawn down its credit facility by $2.86 million during 1996, compared to $3.52 million in 1995, with funds being used for property acquisitions and other working capital needs.

          The Company believes that existing cash balances, cash flow from operating activities, and the remaining $12.2 million borrowing capacity under the revolving credit facility will provide adequate resources to meet its capital, exploration, and acquisition spending objectives.

COMPARISON OF THIRD QUARTER 1996 WITH THIRD QUARTER 1995

         Oil and gas sales increased 33% in the third quarter of 1996 to $3,974,173 versus $2,987,833 in the same quarter of last year. Higher revenues were a function of increases in oil and gas prices, as well as increases in gas production. Total revenues increased 31% from year to year.

         Oil production remained constant at 154,000 barrels in the third quarter of 1995 and 1996. Gas production increased 24% from 318 Mmcf in 1995 to 395 Mmcf in 1996. The increase in gas production is a direct result of the Company's successful exploration program in northern California.

         Average prices received for crude oil were $22.48 per barrel during the third quarter of 1996, up 28% from the $17.60 received in 1995. Gas prices likewise increased to $1.30 per Mcf in 1996, compared to $.87 in 1995, an increase of 49%.

          Increases in operating costs reflect the addition of the properties acquired by the Company during the past 12 months. During that time period, Equity has acquired interests in 75 additional producing wells. The addition of the properties aided the Company in increasing gas production, and also helped arrest declining oil production. The cost of these wells was added to the Company's depletion base, which, along with increased gas production, accounted for the 1996 third quarter increase in depreciation, depletion, and amortization charges.

         Higher exploration expenses in 1996 result from higher lease rentals assoicated with the Company's increased activity in California, higher dry holes costs in 1996, and increased exploration staffing. In addition to higher exploration costs, the Company's California projects required increased use of 3-D seismic technology. During the third quarter of 1996, the Company incurred 3-D charges of $153,000, while no such expenses were incurred during the same period of 1995.

         As discussed previously, during the third quarter of 1996 Symskaya Exploration, Inc, the Company's 50% owned subsidiary, determined that it is not practical or economical to reenter the Lemok No. 1 well in an effort to reach the primary Vendian objective. As a consequence, Symskaya has charged the costs of drilling the Lemok No. 1 to expense as of September 30, 1996. The Company's equity share of the loss is $5.25 million ($3.3 million after taxes).

          Included in the 1995 figures is a non-cash charge for oil and gas property impairment in the amount of $2,274,057 ($1,433,338 after tax), which arose from the Company's adoption of SFAS #121, Accounting for the Impairment of Long Lived Assets and Assets to be Disposed of, effective July 1, 1995.

         The income tax benefits recorded for both periods result primarily from the deferred tax benefits associated with the equity loss and property impairment charge discussed earlier.

COMPARISON OF FIRST NINE MONTHS OF 1996 WITH FIRST NINE MONTHS OF 1995

         Oil and gas sales increased 27% in the first nine months of 1996 to $11,542,851 versus $9,115,940 in the same period of last year. This increase was brought about principally by stronger oil prices, which were up 17% on average from year to year. Oil production for the first nine months was 468,000 barrels, up slightly from 1995 production of 459,000 barrels. Gas production for the period increased 50% to 1,440 Mmcf from 963 Mmcf in 1995.

         Average prices received for crude oil were $20.51 per barrel during the first nine months of 1996, compared to $17.60 received in 1995. Gas prices also increased to $1.35 per Mcf in 1996, compared to $1.08 in 1995, an increase of 25%.

         As discussed earlier, increases in operating costs reflect the addition of the properties acquired by the Company during the past 12 months.

          Depreciation, depletion and amortization (DD&A) charges decreased by $250,000 in 1996 over 1995 levels. The majority of the decrease is attributable to the July 1, 1995 adoption of SFAS #121 mentioned previously, which removed $2.2 million from the DD&A base almost entirely associated with marginally economic, high-cost wells with high depletion rates. These decreases were partially offset by DD&A charges associated with properties acquired by the Company during the past 12 months.

         Higher exploration expenses in 1996 result from higher lease rentals assoicated with the Company's increased activity in California, higher dry holes costs in 1996, and increased exploration staffing. In addition to higher exploration costs, the Company's California projects required increased use of 3-D seismic technology. During the first nine months of 1996, the Company incurred 3-D charges of $458,000, compared to $238,000 during the same period of 1995. Increases in general and administrative costs are primarily due to higher compensation expenses, as well as increased insurance, legal, and investor relations fees.

         The income tax benefits recorded for both periods result primarily from the deferred tax benefits associated with the equity loss and property impairment charge discussed earlier.

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

                                        EQUITY OIL COMPANY
                                           (Registrant)



DATE:     November 12, 1996            By /s/ Paul M. Dougan
       -----------------------           -------------------------
                                         Paul M. Dougan, President


DATE:     November 12, 1996            By /s/ Clay Newton
       -----------------------           -------------------------
                                         Clay Newton, Treasurer