Form 10-K
period 1996-12-31
EQUITY OIL CO
filed 1997-03-10
CIK 33325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
    (Mark One)
                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the fiscal year ended December 31, 1996

                                       OR

               o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No

As of February 24, 1997, 12,751,100 common shares were outstanding, and the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $41,000,000.

                       Documents Incorporated by Reference
1. Definitive proxy statement to be filed in connection with Issuer's Annual Stockholders' Meeting to be held on May 14, 1997 and more particularly the information contained on pages 2 through 5 are incorporated by reference into
Part III of this report.
                                                                Total Pages 59


INDEX TO EXHIBITS IS FOUND ON PAGE 45

                                     PART I
ITEM 1. Business

GENERAL DEVELOPMENT OF BUSINESS

Equity Oil Company ("Equity" or "the Company") was originally incorporated in the state of Utah in 1923. In 1958, it was merged into its subsidiary, Weber Oil Company, a Colorado corporation. The surviving company adopted the name Equity Oil Company.

Equity is an independent oil and gas exploration and production company, currently conducting its business in nine states and two Canadian provinces. Equity is also a 50% shareholder in Symskaya Exploration, Inc., which has operations in Russia. Headquartered in Salt Lake City, Utah, the Company also maintains an exploration office in Denver, Colorado, and a field office in Vernal, Utah. The Company has 18 full-time employees.

More than 90% of the Company's revenues come from the sale of crude oil and natural gas. Accordingly, the Company continually seeks to increase its oil and gas reserves through exploration, development of existing properties, and/or the purchase of existing producing properties.

The Company's exploration office in Denver is responsible for the generation and review of exploration prospects, and participates in the planning, where necessary, to drill the prospects. These include prospects developed in-house, as well as those presented by independent third parties. The general drilling practice of the Company is to participate in projects on a 25% to 50% working interest basis. Participation varies with each prospect depending on location and the attendant financial and technical risk.

In addition to its exploration ventures, the Company works in conjunction with other working interest owners in producing properties to identify and develop projects that will enhance and expand the productive capacities of existing wells and fields. The Company also investigates opportunities to purchase interests in properties with existing production.

A discussion of the Company's  activities during 1996 is set forth below in ITEM
2. Properties, under the caption Present Activity.

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

The Company's crude oil production is sold under short-term contracts at current posted prices for each geographic area, less applicable quality or transportation tariffs plus negotiated bonuses. Prices are set by oil purchasers, and their methods of determining prices are not within the knowledge of the registrant, but it is assumed they are influenced by regional, national and international factors relating to oil supply and demand. (See discussion under Major Customers)

The bulk of the Company's natural gas production is sold in the Gulf Coast of Texas, in the Canadian province of Alberta, in Wyoming, and in California.

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

The majority of gas sold in Wyoming is marketed under a contract at an index price that changes monthly. The contract is subject to renegotiation on an annual basis. The Company sells gas produced in California on the spot market, where prices also vary on a monthly basis.

The Company has not historically hedged significant amounts of either oil or gas production.

SEASONALITY

The Company experiences some seasonality in gas sales revenues. Net sales prices and production tend to rise during the winter months compared to the rest of the year. However, since over 80% of the Company's oil and gas revenues come from the sale of oil, the seasonal impact on gas sales is not significant.

MAJOR CUSTOMERS

All oil and gas produced in the U.S. or Canada is sold to unaffiliated pipeline, refining, or crude oil purchasing companies. These companies may be the operators of the fields where the product is produced, or owners of the pipelines which transport the products. Previous changes of ownership or changes in operator have not resulted in an interruption of production or transportation, and consequently not had a material adverse effect on the business of the Company.

Approximately 70% of the Company's total oil production, originating from several different fields, is sold to JN Petroleum Marketing, Inc (JN). The
Company does not believe that the loss of JN as a customer would have any material impact on the Company, as oil production from the various fields could readily be sold to other crude oil purchasers. No other customer accounts for more than 10% of the Company's sales.

COMPETITION

Equity is part of a highly competitive industry composed of many companies that are significantly larger and possess greater resources than the Company. These include major oil companies as well as large independent exploration and production companies. Their size and resources may allow these parties to operate at a greater competitive advantage than Equity.

During 1996 the Company did not experience any competitive factors which impaired its production or sale of oil and gas, nor did it experience any difficulties in contracting for drilling and related equipment.

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

FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS

Foreign operations of the Company are currently conducted in the Canadian provinces of Alberta and British Columbia. Financial information concerning these operations can be found in Footnotes 5 and 9 to the financial statements. For financial reporting purposes, the Company does not allocate any general and administrative expenses to its Canadian operations, nor are they burdened with indirect exploration overhead expenses. Direct exploration expenses are charged to the geographic area in which they occur. Because the majority of the
Company's exploration efforts occur in the United States, very little exploration expenses are allocated to the Canadian operations. As a result of these and other factors, the operating profit of the Canadian operations is significantly greater than the operating profit in the United States. The Company does not believe that its Canadian operations are attended with any more risk than those in the United States.

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

RESERVES

The information found in Footnote 9 to the financial statements concerning proved reserves represents the Company's best estimate of product quantities expected to be produced from the properties based on geologic and engineering data, as well as current economic and operating conditions. The presentation is made in accordance with Securities and Exchange Commission guidelines, and is based on prices and costs in effect on December 31, 1996.

The calculation of future net cash flows relating to proved oil and gas reserves is sensitive to price variations, and is based on the prices in effect at a specific point in time. The weighted average net prices used for the 1996 reserve calculation were $24.36 per barrel of oil and $2.84 per Mcf of natural gas, which compares to $18.02 and $1.38 in 1995.

No estimates of reserves have been filed with or included in any report to any other federal agency during 1996.

PRODUCTION

The following table sets forth the Company's production, average sales prices, and average lifting costs by geographic area for 1996, 1995, and 1994:



                            1996            1995            1994           1996           1995           1994
                             Oil             Oil             Oil            Gas            Gas            Gas
Area                       (Bbls)          (Bbls)          (Bbls)         (MMCF)         (MMCF)         (MMCF)
Production
 Colorado                 363,080         373,766         387,919            106             84             27
 Texas                     29,186          32,861          42,603            315            356            439
 Montana                   32,845          23,385          17,889             17              9              -
 Utah                      16,769          10,069          12,216              -              -              -
 Wyoming                   68,924          44,283          22,956            519            422            398
 North Dakota               6,768           5,869           5,370              3              2              1
 Oklahoma                     607             640             664              -              -              -
 California                     -               -               -            365              5              -
 Other States                  13               6              30              -              2             15
                          -------         -------         -------          -----            ---            ---
 Total U.S.               518,192         490,879         489,647          1,325            880            880

 Alberta                  113,756         116,252         108,466            586            568            238
 B.C.                       4,769          12,249          11,430              2              3              2
                            -----          ------          ------            ---            ---            ---
 Total Canada             118,525         128,501         119,896            588            571            240

Grand Total               636,717         619,380         609,543          1,913          1,451          1,120
                          =======         =======         =======          =====          =====          =====

AVERAGE PRICE

  U.S.                    $21.49          $17.44          $15.88          $ 1.79         $1.67          $2.18
  Canada                  $16.99          $15.49          $14.30          $ 1.01         $ .74          $1.57
  Total                   $20.65          $17.00          $15.57          $ 1.55         $1.31          $2.05

LIFTING COSTS
  U.S.                    $ 7.92          $ 7.75          $ 6.60          $  .66         $ .74          $ .91
  Canada                  $ 6.09          $ 3.75          $ 4.32          $  .37         $ .19          $ .46
------------------------  --------------  --------------  --------------  -------------  -------------  -------------
  Total                   $ 7.58          $ 6.85          $ 6.15          $  .57         $ .53          $ .81
========================  ==============  ==============  ==============  =============  =============  =============

PRODUCTIVE WELLS AND ACREAGE

The location and quantity of Equity's productive wells and acreage as of December 31, 1996 are as follows:


 Productive Wells:                             Gross                      Net
    Oil:
        United States                            714                     77.772
        Canada                                   243                     11.625
    Gas:
        United States                             57                     14.565
        Canada                                    11                      2.159
                                                  --                      -----
    Total Productive Wells                     1,025                    106.121
                                               =====                    =======

    Developed Acreage
        United States                        123,584                      9,562
        Canada                               126,960                      2,981
                                             -------                      -----
    Total Developed Acreage                  250,544                     12,543
                                             =======                     ======

UNDEVELOPED ACREAGE

The following table sets forth the Company's undeveloped oil and gas lease acreage as of December 31, 1996 by geographic area:



                                       Gross                    Net
Area                                  Acreage                 Acreage
Colorado                                 12,518                 10,419
Texas                                     4,427                    975
Montana                                  62,087                  8,167
Utah                                      7,156                    880
Wyoming                                  12,550                  3,880
California                               13,909                  3,040
North Dakota                              7,863                  3,359
Other States                                 40                      8
                                        -------                 ------
Total U.S.                              120,550                 30,728

Alberta                                  29,573                  3,573
                                         ------                  -----
Total Canada                             29,573                  3,573
                                         ------                  -----
Grand Total                             150,123                 34,301
                                        =======                 ======


Through its 50% ownership in Symskaya Exploration, Inc., the Company also has an indirect 50% interest in an additional 1,100,000 gross acres in Russia. Further discussion of this venture is found in ITEM 2. Properties, under the caption Present Activity, and in Footnotes 6 and 9 to the financial statements.

DRILLING ACTIVITY

During 1996, the Company participated in the drilling of 25 gross wells. Of this total, 19 were completed as producing oil and gas wells and 6 were plugged and abandoned as dry holes.



Gross exploratory wells   Status               1996          1995          1994
drilled:                  ------               ----          ----          ----
     United States        Productive             15             8             7
                          Dry                     6             4             6
     Canada               Productive              -             -             -
                          Dry                     -             -             -
Gross development wells
drilled:
     United States        Productive              3             3             5
                          Dry                     -             -             -
     Canada               Productive              1             5             2
                          Dry                     -             -             -


Net exploratory wells     Status               1996          1995          1994
drilled:
     United States        Productive           3.95          1.05          1.10
                          Dry                  1.64          1.08          1.48
     Canada               Productive              -             -             -
                          Dry                     -             -             -
Net development wells
drilled:
     United States        Productive           1.19          1.30           .80
                          Dry                     -             -             -
     Canada               Productive            .50          2.14           .90
                          Dry                     -            -              -

PRESENT ACTIVITY

In 1996, by following the growth strategy implemented in 1994, the Company completed the second consecutive year of reserve replacement in excess of 150% of production. The Company's strategy to replace its oil and natural gas reserves is comprised of a balanced approach in four areas. The four elements of that strategy are:

         *Focused exploration  drilling in North America
         *Development drilling and exploitation in North America *Acquisition of proved reserves in North America
         *International exploration in Russia

Following is background information concerning the Company's current and expected activities as they relate to this strategy:

FOCUSED EXPLORATION IN NORTH AMERICA

The principal focus of 1996 exploration was the Sacramento Basin in California, where 17 wells were drilled, resulting in 13 gas completions. Each of these wells was drilled using 3-D seismic data acquired in 1995 and 1996. Including the 3 wells completed in this area in 1995, the Company now has working interests in 16 gas wells. 12 wells are on production at a combined daily rate of 9.4 million cubic feet per day. Since many of these wells were drilled in the fourth quarter of 1996, and have been on production for a very short time, the Company's ability to accurately assess overall long term production rates and ultimate recoverable reserves is somewhat limited.

During 1995 and 1996 the Company participated in the acquisition of 98 square miles of 3-D seismic data in 6 different surveys in the Sacramento Basin. 40 possible additional drill sites have been identified, and present plans call for the drilling of 20 exploratory wells on those surveys in 1997. A seventh 17 square mile survey on the Company's Davis Ranch prospect should be completed in the first quarter of 1997, and the Company expects to drill 2 wells on that survey in 1997. Equity's working interest in the completed wells and the prospects vary from a high of 70% in the Davis Ranch prospect to a low of 18.75% in the Moon Bend prospect.

During the past several years, the Company has relied to a great extent on third party prospect generation for its exploration program. Equity began again in 1996 to actively promote and participate in drilling prospects that were generated by the Company. One of these prospects, the North Riley Ridge in Southwestern Wyoming, may represent a significant discovery. The No. 1-35 North Riley Ridge well was drilled and completed in the 1st Frontier formation, and tested at a rate of 3.6 million cubic feet per day from an estimated 48 feet of net pay. It is currently shut in awaiting a pipeline connection. Drilled on a 17,160 acre Federal oil and gas unit, the well is located on a prospect developed by Equity. Equity has an 18.75% working interest in the well. Other working interest owners include Griggs Oil, Inc., who is the operator, with a 15.625% interest, and Nuevo Energy Company with a 50% interest. The timing and extent of further drilling on the Unit will depend upon testing results, but the potential may exist for additional development locations associated with this new field discovery.

In addition to 1997 drilling in the Sacramento Basin of California, and additional drilling that may take place at the North Riley Ridge Unit, the Company has present plans to participate in 6 other exploratory tests, 5 in the Rocky Mountains and one in Texas.

DEVELOPMENT DRILLING AND EXPLOITATION IN NORTH AMERICA

The logical outgrowth of any exploration or acquisition program is the ongoing development of reserves and production that were not developed by initial drilling. Prior to 1994, the Company had three core properties that had specific development and/or exploitation potential: the Cessford field in Alberta, the Siberia Ridge field in Wyoming, and the Ashley Valley field in Utah.

Since 1994, development activities have been focused on these three areas. The Company has recorded nearly 100% development drilling success at Cessford and Siberia Ridge, participating in a total of 13 wells.

During 1996, the Company successfully drilled 4 development wells with a 100% success rate, resulting in 3 oil wells and 1 gas well. The first of the oil wells was an infill well drilled on the Cessford property in Alberta, Canada, the second was drilled on the Sage Creek field in Big Horn County, Wyoming on a property acquired in 1995, and the third was an extension well drilled adjacent to the Spearhead Ranch Field in Converse County, Wyoming. The single gas well was a development well drilled with Marathon Oil Company at the Siberia Ridge field in Sweetwater County, Wyoming. In addition, prior to beginning exploitation work at the Ashley Valley field located near Vernal, Utah, the Company doubled its working interest there in 1996 through a series of acquisitions.

As a result of exploration drilling and acquisitions in the last three years, the list of properties slated for development drilling and exploitation work has grown to include the Mountain Oil and Gas properties in Wyoming, where a comprehensive reservoir study of the Sage Creek Field was recently completed, the West Padroni property in Colorado, the East Rangely Field in Colorado, and the North Riley Ridge Unit in Wyoming.

In 1997, the Company is planning additional development drilling in the Siberia Ridge Field, the Cessford field, and the Sage Creek field. Equity also expects to see the initial implementation of a water flood project in the Michelle Kay Field in Kent County, Texas where Equity has a 27.5% working interest.

ACQUISITION OF PROVED RESERVES IN NORTH AMERICA

As the Company developed its growth strategy in 1994, it recognized that the replacement of reserves through drilling alone would not be adequate to replace production and increase the Company's declining reserve base. Accordingly, the Company adopted a strategy element of reserve acquisition to be financed in its initial stages by the use of a $20 million revolving credit facility. That program has resulted in net acquisitions of 1.7 million barrels of oil and 1.3 MMCF of gas in 1995 and 1996, for a total original investment of $5.1 million, or a net acquisition cost of $2.65 per barrel of oil equivalent. These properties will produce approximately 23% of forecast oil production in 1997, and 17% of total BOE production. In addition, the properties have contributed in excess of $1 million in incremental discretionary cash flow.

The Company made two principal acquisitions in 1996, both in Colorado. The first, the purchase of 14 wells in Rio Blanco County, added 332,000 barrels of proved developed reserves at a cost of $1.4 million, or $4.22 per barrel, and added approximately 100 barrels per day of production. The wells are adjacent to the Rangely Weber Sand Unit, where Equity participated in the first commercial well in 1946. The Company believes that its knowledge of the area will allow it to enhance production and develop additional reserves associated with the wells purchased. The second, the purchase of 8 producing wells in the West Padroni field in Logan County, added 292,000 barrels of proved developed heavy oil reserves at a cost of $386,000, or $1.32 per barrel, and added approximately 130 barrels per day of production. In each case, the Company has a 100% working interest and operates the properties.

INTERNATIONAL EXPLORATION IN RUSSIA

Equity began its efforts to explore for oil in Russia in December of 1991. Over a period of five years, Symskaya Exploration, Inc., which is a 50% owned subsidiary, has been able to obtain a 25 year License and Production Sharing Contract to explore, develop and produce hydrocarbons on a 1.1 million acre tract in the Krasnoyarsk Krai of Eastern Siberia. During 1996, the drilling and testing of a 14,100 foot exploratory well was completed. Unfortunately, the well did not reach the principal objective at an estimated depth of 14,500 feet as drilling was terminated due to mechanical problems that occurred at 14,100 feet. Nevertheless, the well enabled Symskaya to collect a large amount of geologic and geochemical data related to the Symskaya area. This data appears to support the presence of a major structure on the concession drilled, as well as the possibility for the development of oil accumulations in the zones that were tested at a higher structural location. No assurance can be given, however, that any hydrocarbons will be discovered.

Through the end of 1996, Symskaya has invested a total of $15.5 million ($9.2 million net to Equity) in its Russian operations, and has fulfilled the specific obligations of its License and Production Sharing Contract which called for the investment of $12 million in the first five years of the License term. The License was issued in November of 1993, and, consequently, as of December 31, 1996, Symskaya has a paid-up 22 year right to continue its exploration efforts on the 1.1 million acre license area. The only specific financial commitment for maintenance of the License is the payment of an annual License fee of $100,000, which Symskaya intends to pay. Symskaya remains convinced of the project's geologic merit, and is actively engaged in the pursuit of additional financing. However, because of the uncertainty regarding further exploration activities, and the probability that the Company will not recover its investment in and advances to Symskaya, the Company charged its remaining investment in and advances to Symskaya to expense as of December 31, 1996. The Company has no current plans to fund future exploratory drilling on the Symskaya concession.

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

Further information concerning the Company's investment in Symskaya Exploration, Inc. may be found in Footnotes 6 and 9 to the financial statements.

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


PART II
ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED MATTERS

The Company's stock is traded on the over-the-counter market and quoted over the NASDAQ National Market System using the symbol EQTY. High and low prices for 1996 and 1995 are as follows:



Quarter                                      High                    Low
-------                                      ----                    ---

1996 - 4th                                   3 5/8                  2 13/16
       3rd                                   5                      3 1/16
       2nd                                   6 1/2                  4 3/8
       1st                                   5 7/8                  4

1995 - 4th                                   6 1/8                  3 3/4
       3rd                                   7 1/8                  4
       2nd                                   4 5/8                  3 1/8
       1st                                   4                      3 3/8


          The approximate number of registered stockholders of the Company as of February 24, 1997 is 1,847.

          No unregistered equity securities of the registrant have been sold during the period covered by this report.

ITEM 6. SELECTED FINANCIAL DATA

                              1996              1995                1994               1993                 1992


Net Sales                 $16,115,125       $12,259,739          $11,713,498       $12,729,899          $15,222,887

Other Income                  312,759           457,837              196,431            43,096              277,289

Lease Operating
 Costs                      5,912,128         5,093,782            4,658,115         5,293,628            5,481,102

DD&A                        4,292,237         3,843,442            5,011,155         5,090,744            4,868,084

Impairment of
Proved Oil and
Gas Properties                237,279         2,471,146                  -0-               -0-                  -0-

Equity Loss and Impairment
of Investment in Symskaya
Exploration, Inc.           9,204,394               -0-                  -0-               -0-                  -0-

Property
Writedowns                        -0-               -0-                  -0-         3,292,624                  -0-

3-D Seismic                   757,964           237,604                  -0-               -0-                  -0-

Exploration
Expense                     2,336,405         1,633,612            1,718,339         1,737,923            2,459,873

General and
Administrative              2,030,811         1,908,778            1,560,675         1,607,892            1,939,682

Income (Loss) Before
Cumulative Effect
of Accounting
Changes                    (5,502,646)       (1,254,812)            (360,830)       (2,476,631)             801,440

Income (Loss) Per
Common Share Before
Cumulative Effect of
Accounting Changes             $ (.43)           $ (.10)              $ (.03)           $ (.20)               $ .07
                                =====             =====                =====             =====                 ====

Total Assets              $50,181,437       $53,947,050          $51,908,336       $53,322,749          $58,154,880

Long Term Debt              8,878,830         4,918,830              460,000           920,000            1,380,000

Cash dividends
per share                        $.00              $.00                 $.00              $.05                 $.20


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. The following discussion provides information on the results of operations for the three years ended December 31, 1996 and the financial condition, liquidity and capital resources as of December 31, 1996. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

The profitability of the Company's operations in any particular accounting period will be directly related to the average realized prices of oil and gas sold, the volume of oil and gas produced and the results of acquisition, development and exploration activities. The average realized prices of oil and gas will fluctuate from one period to another due to market conditions. The aggregate amount of oil and gas produced may fluctuate based on development and exploitation of oil and gas reserves and other factors. Production rates, value-based production taxes, labor and maintenance expenses are expected to be the principal influences on operating costs. Accordingly, the results of operations of the Company may fluctuate from period to period based on the foregoing and other factors.

OIL AND GAS RESERVES. 1996 drilling and acquisition activities in the United States and Canada added 1.51 million barrels of oil equivalent to the Company's proved reserve base, resulting in a net 5% gain in its reserves, replacing 158% of 1996 oil and gas production. At year end 1996, proved reserves stood at 8.37 million barrels of oil and 17.6 billion cubic feet of natural gas. Using a 10% discount rate and year end oil and gas prices and operating costs as prescribed by the Securities and Exchange Commission, the pre-tax net present value of the Company's reserves at year end 1996 totaled $79 million, an 84% increase over the year end value in 1995 of $43 million. After-tax values were $55 million and $30 million, respectively.

In 1995 the Company added 1.44 million barrels of oil equivalent, equal to 167% of 1995 oil and gas production. Year end 1995 proved reserves of oil were 7.75 million barrels, an increase of 6% over year end 1994 reserves of 7.31 million barrels. Natural gas proved reserves at year end 1995 were 18.02 billion cubic feet, 5% higher than at year end 1994. Barrel equivalent reserves of 10.75 million barrels were 6% higher on a year to year basis.

EQUITY LOSS AND IMPAIRMENT OF INVESTMENT IN SYMSKAYA EXPLORATION, INC. In August of 1996, Symskaya Exploration, Inc., the Company's 50% owned subsidiary, plugged and abandoned the Lemok #1 well. Symskaya subsequently charged the drilling costs of the well to expense. The Company's equity share of the loss in Symskaya of $5,250,000 was reflected in the Statement of Operations for the quarter ended September 30, 1996.

Due to the amount of uncertainty relating to Symskaya's obtaining additional outside financing and proceeding with development of the License area, and the probability that the Company will not recover its investment, the remaining capitalized costs were written off in the fourth quarter of 1996, resulting in a charge to expense of $3,954,394. Further discussion of this venture is found in
ITEM 2. Properties, under the caption Present Activity, and in Footnotes 6 and 9 to the financial statements.

ADOPTION OF SFAS NO. 121. As discussed in Note 2 to the financial statements, the Company adopted SFAS No. 121, Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal, effective July 1, 1995. The adoption of this accounting standard resulted in non-cash charges for the impairment of proved oil and gas properties in the amount of $2,471,146 ($1,557,563 after tax) in 1995. Non-cash impairment charges of $237,279 ($149,557 after tax) were recorded during 1996. SFAS No. 121 requires successful efforts companies to evaluate the recoverability of the carrying costs of their proved oil and gas properties at a field level, rather than on a company-wide level as previously allowed by the Securities and Exchange Commission. The SFAS No. 121 test compares the expected undiscounted future net revenues from each producing field with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to fair value, which is determined using discounted future net revenues from the producing field. These are non-cash financial statement events only. There has been no decrease in the quantity or expected future net revenue from the Company's reserves, nor is there any impact on the Company's cash flows.


RESULTS OF OPERATIONS
---------------------

COMPARISON OF 1996 WITH 1995

OIL AND GAS PRODUCTION AND SALES. The Company recorded increases in oil and gas production and sales during 1996. Oil production rose 3%, from 619,380 barrels in 1995 to 636,717 barrels in 1996. Gas production rose 32%, from 1.45 Bcf in 1995 to 1.91 Bcf in 1996. The production increases were a direct result of the Company's successful exploration and development drilling and acquisition programs. Increases in production were augmented by increases in both oil and gas average prices received during the year. The Company's average gas price received during 1996 was $1.55, up 18% from $1.31 received during 1995. Oil prices increased 21% from $17.00 in 1995 to $20.65 in 1996. The combination of increased production and increased prices resulted in an increase of 31% in oil and gas sales for 1996. Further details of production and pricing are found in
Item 2. Properties, under the caption Production.

OTHER INCOME. Other income in 1995 includes the recognition of $178,553 of lease revenue deferred in 1994. There was no similar transaction in 1996. This reduction in other income was partially offset by increased overhead fees from operated properties.

LEASE OPERATING COSTS. Lease operating costs increased 16% in 1996 over 1995 levels. The increase was directly attributable to the increases in production discussed above, higher value-based production taxes associated with increased product prices, and a greater number of wells on production. 1996 was the first full year of operations for the wells drilled and acquired during 1995. In addition, the Company added approximately 40 additional wells during 1996.

DEPRECIATION, DEPLETION, AND AMORTIZATION (DD&A). Increased DD&A charges in 1996 are a direct reflection of increased production and the addition of new wells to the Company's depletion base. As discussed above, 1996 was the first full year of operations for the wells drilled and acquired during 1995. In addition, the Company added approximately 40 additional wells during 1996.

IMPAIRMENT OF PROVED OIL AND GAS PROPERTIES. As discussed previously, included in the Statement of Operations for 1996 and 1995 are non-cash charges for the impairment of proved oil and gas properties in the amount of $237,279 and $2,471,146, respectively. The 1995 charge resulted from the Company's adoption of SFAS No. 121, effective July 1, 1995.

EQUITY LOSS AND IMPAIRMENT OF INVESTMENT IN SYMSKAYA EXPLORATION, INC. As discussed above, the Company recorded an equity loss in Symskaya of $5,250,000 for the quarter ended September 30, 1996. In the fourth quarter of 1996, the Company's remaining capitalized costs were written off, resulting in a charge to expense of $3,954,394. The total charge to earnings related to Symskaya Exploration, Inc. for 1996 was $9,204,394 ($6,592,206 after tax).

3-D SEISMIC AND EXPLORATION EXPENSES. During 1996, the Company incurred $757,964 in 3-D seismic costs related to its California exploration programs, compared to $237,604 in 1995. Exploration expenses increased as the Company drilled 6 dry holes in 1996, including one dry hole which cost approximately $500,000, compared to 4 dry holes in 1995.

GENERAL  AND  ADMINISTRATIVE   EXPENSES.   The  Company  recorded  increases  in
compensation expense, along with small increases in other administrative charges during 1996.

INTEREST EXPENSE. Subsequent to the plugging of the Lemok #1, the Company discontinued capitalizing interest expense on the investment in Symakaya Exploration, Inc. Along with increased borrowing on the Company's revolving credit facility, this caused interest expense to increase 126% during 1996. The Company does not currently expect to capitalize any interest during 1997.

INCOME TAX BENEFIT. The Company's income tax benefit is a functionof the loss in 1996. Details concerning the components of the tax benefit can be found in Footnote 3 to the financial statements.

COMPARISON OF 1995 WITH 1994

OIL AND GAS PRODUCTION AND SALES. The Company recorded increases in oil and gas production and sales during 1995. Oil production rose 2%, from 609,543 barrels in 1994 to 619,380 barrels in 1995. Gas production rose 30%, from 1.12 Bcf in 1994 to 1.45 Bcf in 1995. The production increases were a direct result of the Company's successful development drilling and acquisition programs. While increased gas production was offset by falling gas prices, oil prices rose slightly during the year. The Company's average gas price received during 1995 was $1.31, down 36% from $2.05 received during 1994. Conversely, oil prices increased 9% from $15.57 in 1994 to $17.00 in 1995. The increases in production and oil prices were able to more than offset lower gas prices, resulting in an increase of 5% in oil and gas sales for 1995. Net oil and gas sales for the year were $12,259,739, compared to $11,713,498 in 1994. Further details of production and pricing are found in Item 2. Properties, under the caption Production.

OTHER INCOME. Other income in 1995 includes the recognition of $178,553 of lease revenue deferred in 1994. In addition, the Company had begun to operate a greater number of properties, and 1995 figures include increased overhead fees.

LEASE OPERATING COSTS. Lease operating costs increased 9% over 1994 levels. The increase was directly attributable to the increases in production discussed above, along with a greater number of wells on production. Through it's successful acquisition and drilling programs, the Company acquired interests in more than 50 additional wells, most of which were added as of July 1, 1995.

DEPRECIATION, DEPLETION, AND AMORTIZATION (DD&A). Decreased DD&A charges in 1995 were a direct reflection of the adoption of SFAS No. 121 as discussed above. The Company removed almost $2.5 million from its depletion base effective July 1, 1995, most of which was associated with high cost, marginally economic wells.

IMPAIRMENT OF PROVED OIL AND GAS PROPERTIES. As discussed previously, included in the Statement of Operations for 1995 is a non-cash charge for the impairment of proved oil and gas properties in the amount of $2,471,146 ($1,557,563 after tax), which results from the Company's adoption of SFAS No. 121, effective July 1, 1995.

3-D SEISMIC AND EXPLORATION EXPENSES. During 1995, the Company incurred $237,604 of 3-D seismic costs, while no such costs were incurred in 1994. Exploration expenses decreased in 1995 due to fewer dry holes. The Company drilled 4 dry holes in 1995, compared to 6 in 1994.

GENERAL AND ADMINISTRATIVE EXPENSES. The Company recorded increases in insurance expense, research expense, and legal fees associated with its increased activities during 1995, causing general and administrative expenses to increase 22% over 1994 levels.

INCOME TAX BENEFIT. The Company's income tax benefit was a function of the loss in 1995. Details concerning the components of the tax benefit can be found in Footnote 3 to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                               1996         1995          1994
-----------------------------------------------------------------
Cash, cash equivalents,
  and temporary cash
  investments              $  837,763  $ 1,467,219   $ 2,830,070

Working capital             2,809,086    3,721,049     4,841,243

Cash provided by
  operating activities      5,807,986    4,143,390     3,747,669

Cash used in
  investing activities      9,476,999    8,414,086     8,092,488

Cash provided by (used in)
  financing activities      3,945,722    4,418,606      (485,852)


CASH AND WORKING CAPITAL. Total cash balances dropped by 43% from 1995, as a result of a combination of several events discussed in the following paragraphs. Working capital decreased by 25%. The Company's ratio of current assets to current liabilities was 2.17 to 1 at December 31, 1996. The Company believes that existing cash balances, cash flow from operating activities, and the remaining borrowing capacity under its revolving credit facility will provide adequate resources to meet its capital, exploration, and acquisition spending objectives in 1997.

CASH FLOW FROM OPERATING ACTIVITIES. Higher oil and gas sales, which were mainly a function of increased oil and gas production and higher product prices, were the principal factors behind a 40% increase in cash flow from operating activities during 1996. 1995 cash flow from operating activities likewise increased over 1994 levels due to overall higher product prices and increases in production. The Company is unable to accurately predict future cash flows because of oil and gas price fluctuations.

CASH FLOWS FROM INVESTING ACTIVITIES. In 1996, the Company maintained the pace of capital expenditures recorded during 1995. Capital expenditures increased 2% to $7,339,212 compared to $7,179,528 in 1995. Included in the 1996 amount was approximately $2 million associated with proved property acquisitions. The Company spent approximately $3.1 million on proved property acquisitions in 1995. Funds advanced to Symskaya Exploration increased from $2,745,319 in 1995 to $3,043,952 in 1996, an increase of 11%. Funds advanced to Symskaya were $1,696,261 in 1994. The Company expects that advances to Symskaya in 1997 will be minimal as the Company has no current plans to fund any exploratory drilling.

CASH FLOWS FROM FINANCING ACTIVITIES. During 1995, current and former employees of the Company exercised both Incentive and Non-Qualified Stock Options for 171,000 shares of common stock under the Company's Incentive Stock Option Plans. These exercises generated $681,525 in cash for the Company. Option exercises in 1996 generated $84,375 in cash. There were no option exercises in 1994.

In March of 1995, the Company obtained a $20 million Borrowing Base Credit Facility (the Facility), with an initial commitment of $10 million. The Company used proceeds of $3,960,000 and $4,918,830 in 1996 and 1995 respectively, from the Facility to fund capital expenditures, retire its previous outstanding Note Payable in the amount of $920,000, and for working capital purposes. As of December 31, 1996 the outstanding balance under the Facility was $8,878,830 at an average interest rate of 7.69%.

COMMITMENTS. Under the terms of Symskaya's License and Production Sharing Contract (PSC), Equity was committed to advance Symskaya a minimum of $6 million during the first 5 contract years, representing 50% of the minimum expenditures called for in the License and PSC, with the remainder being funded by Leucadia National Corporation, Symskaya's other 50% shareholder. The first contract year began November 15, 1993. The amounts spent through November 14, 1996, the end of the third contract year, have satisfied all minimum commitments required.
Further discussion of this venture is found in ITEM 2. Properties, under the caption Present Activity, and in Footnotes 6 and 9 to the financial statements.

OTHER ITEMS. The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have any significant effects on current or future earnings or operations.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equity Oil Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1995 the Company changed its method of measuring impairment of proved oil and gas properties.



                                        Coopers & Lybrand L.L.P.

                                        Salt Lake City, Utah
                                        February 5, 1997

                               EQUITY OIL COMPANY

                                  BALANCE SHEET
                           December 31, 1996 and 1995



        ASSETS                                        1996                 1995
                                                      ----                 ----

Current assets:
   Cash and cash equivalents                 $     787,961       $      511,252
   Temporary cash investments                       49,802              955,967
   Accounts receivable                           2,911,637            2,620,865
   Operator advances                               749,033              633,000
   Federal, state and foreign income
     taxes receivable                              311,393              264,300
   Deferred income taxes                            31,053                    -
   Other current assets                            372,701              378,594
                                                ----------           ----------
           Total current assets                  5,213,580            5,363,978
                                                ----------           ----------

Property and equipment, at cost (successful efforts method):

   Unproved oil and gas properties               2,565,727            2,468,412
   Proved oil and gas properties:
   Developed leaseholds                         10,548,580            8,622,146
     Intangible drilling costs                  65,983,136           62,346,421
     Equipment                                  26,284,602           25,127,047
   Other property and equipment                    765,100              678,728
                                                -----------          -----------
                                               106,147,145           99,242,754
        Less accumulated depreciation,
           depletion and amortization          (61,732,014)         (57,549,855)
                                                ----------           ----------
                                                44,415,131           41,692,899
                                                ----------           ----------
Other assets:
   Investment in Raven Ridge Pipeline
     Partnership                                   405,328              540,220
   Investment in and notes receivable
     from Symskaya Exploration                           -            6,160,442
   Other assets                                    147,398              189,511
                                                ----------           ----------
                                                   552,726            6,890,173
                                                ----------           ----------

           Total assets                        $50,181,437          $53,947,050
                                                ==========           ==========

                               EQUITY OIL COMPANY

                                  BALANCE SHEET
                           December 31, 1996 and 1995

   LIABILITIES AND STOCKHOLDERS' EQUITY               1996                 1995
                                                      ----                 ----

Current liabilities:
   Accounts payable                            $  1,880,418        $  1,182,877
   Accrued liabilities                              153,467             145,422
   Federal, state and foreign income
     taxes payable                                  191,509             155,063
   Accrued profit-sharing contribution              179,100             148,771
   Deferred income taxes                                  -              10,796
                                                  ---------           ---------
           Total current liabilities              2,404,494           1,642,929
                                                  ---------           ---------


Revolving credit facility                         8,878,830           4,918,830
Deferred income taxes                             5,565,973           8,654,698
                                                 ----------          ----------
                                                 14,444,803          13,573,528
                                                 ----------          ----------

Commitments (Note 6)

Stockholders' equity:
   Common stock, $1 par value:
     Authorized:  25,000,000 shares
     Issued:  12,751,100 shares in 1996
        and 12,711,100 shares in 1995            12,751,100          12,711,100
   Paid in capital                                3,648,333           3,485,487
   Retained earnings                             17,031,360          22,534,006
                                                 ----------          ----------
                                                 33,430,793          38,730,593

   Less treasury stock, at cost                     (98,653)                  -
                                                 ----------          ----------
                                                 33,332,140          38,730,593
                                                 ----------          ----------



        Total liabilities and
           stockholders' equity                 $50,181,437         $53,947,050
                                                 ==========          ==========

     The accompanying notes are an integral part of the financial statements

                               EQUITY OIL COMPANY

                             STATEMENT OF OPERATIONS
              for the years ended December 31, 1996, 1995 and 1994




                                                       1996              1995                 1994
                                                       ----              ----                 ----
Revenues:
    Oil and gas sales                           $16,115,125       $12,259,739          $11,713,498
    Partnership income                              306,114           311,960              306,221
    Interest                                        140,053           221,020              244,054
    Other income                                    312,759           457,837              196,431
                                                 ----------        ----------           ----------
                                                 16,874,051        13,250,556           12,460,204
                                                 ----------        ----------           ----------

Expenses:
    Oil and gas leasehold operating costs         5,912,128         5,093,782            4,658,115
    Depreciation, depletion and amortization      4,292,237         3,843,442            5,011,155
    Impairment of proved oil and gas properties     237,279         2,471,146                    -
    Equity loss and impairment of investment
      in Symskaya Exploration, Inc.               9,204,394                 -                    -
    Leasehold abandonments                           87,464            30,597               60,545
    3-D seismic                                     757,964           237,604                    -
    Exploration                                   2,336,405         1,633,612            1,718,339
    General and administrative                    2,030,811         1,908,778            1,560,675
    Interest, net of interest capitalized
      of $364,637 in 1996 and$70,000 in 1995        164,678            72,625               87,308
                                                 ----------        ----------           ----------
                                                 25,023,360        15,291,586           13,096,137
                                                 ----------        ----------           ----------

         Loss before income taxes                (8,149,309)       (2,041,030)            (635,933)

Benefit from income taxes                        (2,646,663)         (786,218)            (275,103)
                                                 ----------        ----------           ----------

         Net loss                               $(5,502,646)      $(1,254,812)         $  (360,830)
                                                 ==========        ==========           ==========

Net loss per common share                       $     (0.43)      $      (.10)         $      (.03)
                                                 ==========        ==========           ==========

Weighted average shares outstanding              12,733,864        12,597,238           12,540,594
                                                 ==========        ==========           ==========

     The accompanying notes are an integral part of the financial statements

                               EQUITY OIL COMPANY

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               for the years ended
                        December 31, 1996, 1995 and 1994


                                                        Common Stock       Paid in     Retained      Treasury Stock
                                                   Shares       Amount     Capital     Earnings     Shares      Cost
                                                   ------       ------     ---------   ----------   ------      ----
Balance at December 31, 1993                     12,583,631  $12,583,631  $2,904,792  $24,149,648    45,931   $ (86,358)
   Net loss                                                                              (360,830)
   Treasury stock purchased, $4.24 per share                                                          6,100     (25,852)
   Common stock issued for services,
     $4.00 per share                                 10,000       10,000      30,000
                                                 ----------   ----------   ---------   ----------    ------     -------
Balance at December 31, 1994                     12,593,631   12,593,631   2,934,792   23,788,818    52,031    (112,210)
   Net loss                                                                            (1,254,812)
   Treasury stock purchased, $3.79 per share                                                         13,500     (51,181)
   Common stock issued for services,
     $3.88 per share                                 12,000       12,000      34,500
   Treasury stock canceled, $2.49 per share         (65,531)     (65,531)    (97,860)               (65,531)    163,391
   Common stock issued on exercise
      of incentive stock options                    171,000      171,000     510,525
   Income tax benefit from exercise
      of incentive stock options                                             103,530
                                                 ----------   ----------   ---------    ----------   ------     -------
Balance at December 31, 1995                     12,711,100   12,711,100  $3,485,487  $ 22,534,006        -           -

   Net loss                                                                             (5,502,646)
   Treasury stock purchased, $3.40 per share                                                         29,000     (98,653)
   Common stock issued for services,
     $5.04 per share                                 20,500       20,500      82,813
   Common stock issued on exercise
      of incentive stock options                     19,500       19,500      64,875
   Income tax benefit from exercise
      of incentive stock options                                              15,158
                                                 ----------   ----------   ---------    ----------     ------    -------
Balance at December 31, 1996                     12,751,100  $12,751,100  $3,648,333  $ 17,031,360    29,000  $ (98,653)
                                                 ==========   ==========   =========    ==========    ======     ======

     The accompanying notes are an integral part of the financial statements

                               EQUITY OIL COMPANY

                             STATEMENT OF CASH FLOWS
              for the years ended December 31, 1996, 1995 and 1994


                                                                             1996                 1995                1994
                                                                             ----                 ----                ----
Cash flows from operating activities:
   Net loss                                                           $(5,502,646)      $   (1,254,812)          $(360,830)
   Adjustments to reconcile net loss
     to net cash provided by operating activities:
       Impairment of proved oil and gas properties                        237,279            2,471,146                   -
       Equity loss and impairment of investment
          in Symskaya Exploration, Inc.                                 9,204,394                    -                   -
       Depreciation, depletion and amortization                         4,292,237            3,843,442           5,011,155
       Partnership distributions in excess of income                      134,892              144,717             137,023
       Property dispositions                                               87,464               43,227              60,545
       Change in other assets                                              42,113               21,057                   -
       Decrease in deferred income taxes                               (3,130,574)          (1,374,414)           (474,950)
       Common stock issued for services                                   103,313               46,500              40,000
       Increase (decrease) from changes in:
          Accounts receivable and operator advances                      (406,805)             133,624            (471,691)
          Other current assets                                              5,893                 (784)            (78,015)
          Accounts payable and accrued liabilities                        735,915               11,438            (368,649)
          Deferred lease rental revenue                                         -             (178,553)            178,553
          Income taxes payable/receivable                                   4,511              236,802              74,528
                                                                        ---------            ---------           ---------
            Net cash provided by operating activities                   5,807,986            4,143,390           3,747,669
                                                                        ---------            ---------           ---------
Cash flows from investing activities:
   Sale of temporary cash investments                                     906,165            1,510,761                   -
   Purchase of temporary cash investments                                       -                    -          (2,466,728)
   Advances to Symskaya Exploration                                    (3,043,952)          (2,745,319)         (1,696,261)
   Capital expenditures                                                (7,339,212)          (7,179,528)         (4,027,752)
   Proceeds from sale of property                                               -                    -              98,253
                                                                        ---------            ---------           ---------
            Net cash used in investing activities                      (9,476,999)          (8,414,086)         (8,092,488)
                                                                        ---------            ---------           ---------
Cash flows from financing activities:
   Exercise of incentive stock options                                     84,375              681,525                   -
   Increase in other assets                                                     -             (210,568)                  -
   Purchase of treasury stock                                             (98,653)             (51,181)            (25,852)
   Borrowings under revolving credit facility                           3,960,000            4,918,830                   -
   Payments on note payable                                                     -             (920,000)           (460,000)
                                                                        ---------            ---------           ---------
          Net cash provided by (used in)
              financing activities                                      3,945,722            4,418,606            (485,852)
                                                                        ---------            ---------           ---------
Net increase (decrease) in cash and cash equivalents                      276,709              147,910          (4,830,671)
Cash and cash equivalents at beginning of year                            511,252              363,342           5,194,013
                                                                        ---------            ---------           ---------
Cash and cash equivalents end of year                                $    787,961         $    511,252        $    363,342
                                                                        =========            =========           =========
Cash, cash equivalents and temporary
  cash investments at end of year                                    $    837,763         $  1,467,219        $  2,830,070
                                                                        =========            =========          ==========

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
     Income taxes                                                    $    419,121        $     355,993        $    103,745
     Interest                                                        $    164,678        $      72,625        $     87,308


     The accompanying notes are an integral part of the financial statements

                               EQUITY OIL COMPANY

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

         C.    ACCOUNTING FOR OIL AND GAS OPERATIONS:

               The Company reports using the "successful efforts" method of accounting for oil and gas operations. The use of this method results in capitalization of those costs identified with the acquisition, exploration and development of properties that produce revenue or, if in the development stage, are anticipated to produce future revenue. Costs of unsuccessful exploration efforts are expensed in the period in which it is determined that such costs are not recoverable through future revenues. Geological and geophysical costs are expensed as incurred. The costs of development wells are capitalized whether productive or nonproductive.

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

                The provision for depreciation, depletion and amortization of proved oil and gas properties is computed using the units of production method, based on proved oil and gas reserves. Estimated dismantlement, restoration and abandonment costs are expected to be offset by estimated residual values of lease and well equipment. Thus, no accrual for such costs has been recorded.

                               EQUITY OIL COMPANY

1.       SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:


         D.    CONCENTRATION OF CREDIT RISK:

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

         E.    EQUIPMENT:

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

         F.    FOREIGN OPERATIONS:

               Operations and investments in Canada have been translated into U.S. dollar equivalents at the average rate of exchange in effect at the transaction date. Foreign exchange gains or losses during 1996, 1995 and 1994 were not material.

               Through December 31, 1996, the Company's investment in Russia was composed of U.S. dollar expenditures (see Note 6).

                               EQUITY OIL COMPANY

1.       SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:


         G.    INCOME (LOSS) PER COMMON SHARE:

               Net income (loss) per common share is computed based on the weighted average number of common shares and common share equivalents outstanding during the year. Primary and fully diluted net income (loss) per common share are essentially the same.

         H.    ESTIMATES:

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

         I.    RECLASSIFICATIONS:

               Certain balances in the December 31, 1995 and 1994 financial statements have been reclassified to conform with the current year presentation. These changes had no effect on the previously reported net loss, total assets, liabilities or stockholders' equity.


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

         The  Company  recorded  a  non-cash   impairment  charge  of  $237,279
         ($149,557 after tax) for 1996.

                               EQUITY OIL COMPANY

3.       INCOME TAXES:

         The benefit from income taxes consists of the following:

                                              1996          1995        1994
                                              ----          ----        ----
         Currently payable (receivable):
           U.S. income taxes (including
              alternative minimum tax)   $   185,082    $  188,666    $ (92,726)
           State income taxes                108,463        26,262       36,058
           Canadian income taxes             190,366       373,268      256,515
         Deferred tax benefit             (3,130,574)   (1,374,414)    (474,950)
                                           ---------     ---------      -------

                                         $(2,646,663)   $ (786,218)   $(275,103)
                                           =========      ========     ========


         The Company accounts for income taxes in accordance with SFAS No. 109. Deferred income taxes are provided on the difference between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively.


         The components of the net deferred tax liability as of December 31, 1996 and 1995 were as follows:

                                                            1996         1995
                                                            ----         ----

         Deferred tax assets:
           AMT credit and ITC carryforwards          $   326,104  $    670,771
           State income taxes                             42,347         9,709
           Deferred compensation                           9,211             -
           Geological and geophysical costs              439,306       181,989
           Capitalized interest                          204,755         8,957
           Foreign tax credit (FTC) carryforward         265,301       442,942
           Equity loss and impairment of investment
             in Symskaya Exploration, Inc.             3,283,105             -
           Other                                               -        34,296
                                                      ----------  ------------
                                                       4,570,129     1,348,664
           Valuation allowance                          (992,458)     (442,942)
                                                      ----------   -----------
           Total deferred tax asset                   $3,577,671  $    905,722
                                                       =========   ===========

         Deferred tax liabilities:
           Deferred income                                20,505        20,505
           Property and equipment                      9,012,408     9,420,819
           Pipeline partnership                           79,678       129,892
                                                     -----------   -----------
           Total deferred tax liability                9,112,591     9,571,216
                                                       ---------    ----------

         Net deferred tax liability                   $5,534,920    $8,665,494
                                                       =========     =========


         The net deferred tax liability as of December 31, 1996 and 1995 is reflected in the balance sheet as follows:

           Current deferred tax liability             $        -  $     10,796
           Current deferred tax asset                    (31,053)            -
           Long-term deferred tax liability            5,565,973     8,654,698
                                                       ---------     ---------

                                                      $5,534,920    $8,665,494
                                                       =========     =========

                               EQUITY OIL COMPANY

 .        INCOME TAXES, Continued:

          The benefit from income taxes differs from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the loss before income taxes for the following reasons:

                                                                    1996                 1995                1994
                                                                    ----                 ----                ----

         Federal statutory tax benefit                       $(2,770,765)           $(693,948)          $(216,217)
         Increase (reduction) in taxes
           resulting from:
              State taxes (net of federal
               benefit)                                         (198,849)             (68,376)            (11,161)
              Canadian taxes (net of foreign
                 tax credits)                                   (107,549)             287,670             169,300
              Excess allowable percentage
               depletion                                        (171,724)            (166,509)           (186,418)
              Investment tax and other credits                  (124,933)            (145,055)            (30,607)
              Unrecognized capital loss related
                 to impairment of investment
                 in Symskaya Exploration, Inc.                   727,157                   -                    -
                                                               ---------             --------            --------
              Benefit from income taxes                      $(2,646,663)         $  (786,218)        $  (275,103)
                                                               =========             ========            ========

         At December 31, 1996, the Company had approximately $122,000 of investment tax credit carryforwards that will expire in 2001, approximately $204,000 of alternative minimum tax credit carryforwards which can be carried forward indefinitely, and approximately $265,000 of foreign tax credit carryforwards which expire in 2000.

4.       STOCK-BASED COMPENSATION PLAN

         At December 31, 1996, the Company has one stock-based compensation plan, which is described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                             1996          1995
                                                             ----          ----

         Net loss              As reported            $(5,502,646)  $(1,254,812)
                               Pro forma              $(5,635,133)  $(1,297,811)

         Loss per share        As reported                  $(.43)        $(.10)
                               Pro forma                    $(.44)        $(.10)

         Note:Primary and fully diluted loss per share are essentially the same.

         Under the 1993 Equity Oil Company Incentive Stock Option Plan, the Company may grant options to its employees for up to 1.4 million shares of common stock. The options may take the form of incentive stock options, non-qualified stock options, and non-qualified stock options with tandem stock appreciation rights. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. Options are granted from time to time at the discretion of the Board of Directors, and vest over periods of one to five years from the grant date.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: expected volatility of 65 and 67 percent, risk-free interest rates of 7.2 and 5.4 percent; expected lives of 5 and 5 years; dividend yield of zero for both years.

                               EQUITY OIL COMPANY

4.      STOCK-BASED COMPENSATION PLAN, Continued:


                                                  1996                               1995                                1994
                                  -------------------------------------------------------------------------------------------
                                        Shares   Weighted-Average    Shares   Weighted-Average     Shares   Weighted-Average
Fixed Options                          (000)       Exercise Price    (000)       Exercise Price    (000)       Exercise Price
-------------                        ---------   ---------------------------   ---------------------------   ----------------
Outstanding at beginning of year          904        $4.22            1,047        $4.28              817        $4.29
Granted                                   222         5.13              102         3.63              247         4.25
Exercised                                 (39)        3.94             (171)        3.98                -
Forfeited                                 (11)        4.38              (74)        4.75              (17)        4.17
                                          ---                           ---                           ---
Outstanding at end of  year             1,076         4.42              904         4.22            1,047         4.28
                                       ------                          ----                        ------

Options exercisable at year-end           775                           743                           788
Weighted-average fair value of
   options granted during the year      $5.13                         $3.63                         $4.25

     The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                                           Options Outstanding                  Options Exercisable
                          Number           Weighted-Average                                Number
    Range of            Outstanding            Remaining        Weighted-Average         Exercisable        Weighted-Average
  Exercise Prices       at 12/31/96        Contractual Life      Exercise Price          at 12/31/96          Exercise Price
-------------------   ---------------    --------------------  ------------------      ---------------      ----------------
$3.56 to $3.63             238,000              7.69   years        $3.59                   202,800             $3.58
$3.88 to $4.25             421,000              6.42                $4.12                   377,800             $4.40
$4.63 to $5.00             113,000              6.23                $4.96                   113,000             $4.96
$5.13 to $5.13             227,500             10.27                $5.13                     5,000             $5.13
$5.50 to $6.00              76,000              3.62                $5.77                    76,000             $5.77
                       -----------              ----                -----                 ---------             -----
                         1,075,500              7.30                $4.42                   774,600             $4.26
                         =========              ====                =====                   =======             =====

5.           GEOGRAPHIC SEGMENT INFORMATION:

             The Company has oil and gas operations in the U.S., Canada, and Russia. Operating profit is total revenue less operating expenses. In computing operating profit, general and administrative expenses and interest expense have not been deducted. Identifiable assets are those assets of the Company that are identifiable with the operations of each geographical area.

             Revenue from a major U.S. oil company accounted for approximately 45 percent of total revenues in 1996, 51 percent of total revenues in 1995, and 50 percent of total revenues in 1994.

             Information about the Company's operations in the U.S., Canada and Russia for the years ended December 31, 1996, 1995, and 1994 is as follows:

              1996:                           United States      Canada            Russia                 Total
              -----                           -------------      ------            ------                 -----

              Revenues                          $14,230,763   $ 2,643,288   $          -   $ 16,874,051
                                                 ==========     =========              =     ==========

              Operating profit (loss)           $ 2,024,752   $ 1,225,822   $ (9,204,394)  $ (5,953,820)
              General and administrative
                expenses                         (2,030,811)            -              -     (2,030,811)
              Interest expense                     (164,678)            -              -       (164,678)
                                                  ---------      --------      ---------      ---------

                Income (loss) before
                  income taxes                  $  (170,737)  $ 1,225,822   $ (9,204,394)  $ (8,149,309)
                                                  =========     =========      =========      =========

              Identifiable assets at
                December 31, 1996               $46,031,896   $ 4,149,541   $          -   $ 50,181,437
                                                 ==========     =========              =     ==========
              Additions to property and
                equipment                       $ 7,241,452   $    97,760   $          -   $  7,339,212
                                                  =========     =========              =      =========
              Depreciation, depletion and
                amortization                    $ 3,838,202   $   454,035   $          -   $  4,292,237
                                                  =========     =========              =      =========


                                                EQUITY OIL COMPANY


5.            GEOGRAPHIC SEGMENT INFORMATION, Continued:

              1995:                            United States     Canada         Russia       Total
              -----                            -------------     ------         ------       -----

              Revenues                          $10,819,553   $ 2,431,003             -   $13,250,556
                                                 ==========     =========                  ==========

              Operating profit (loss)           $(1,391,469)  $ 1,331,842             -   $   (59,627)
              General and administrative
                expenses                         (1,908,778)            -             -    (1,908,778)
              Interest expense                      (72,625)            -             -       (72,625)
                                                  ---------     ---------                   ---------

                Income (loss)
                  before income taxes           $(3,372,872)  $ 1,331,842             -   $(2,041,030)
                                                  =========     =========                   =========

              Identifiable assets at
                December 31, 1995               $43,512,850   $ 4,273,758   $ 6,160,442   $53,947,050
                                                 ==========     =========     =========    ==========
              Additions to property and
                equipment                       $ 6,127,455   $ 1,052,073             -   $ 7,179,528
                                                  =========     =========                   =========
              Depreciation, depletion and
                amortization                    $ 3,406,947   $   436,495             -   $ 3,843,442
                                                  =========     =========                   =========



              1994:                            United States       Canada        Russia       Total
              -----                            -------------       ------        ------       -----

              Revenues                          $10,414,683   $ 2,045,521             -   $12,460,204
                                                 ==========     =========                  ==========

              Operating profit (loss)           $  (38,477)  $  1,050,527             -   $ 1,012,050
              General and administrative
                expenses                        (1,560,675)             -             -    (1,560,675)
              Interest expense                     (87,308)             -             -       (87,308)
                                                 ---------      ---------                   ---------

                Income (loss) before
                  income taxes                  $(1,686,460)  $ 1,050,527             -   $  (635,933)
                                                  =========     =========                     =======

              Identifiable assets at
                December 31, 1994               $45,066,213   $ 3,427,000   $ 3,415,123   $51,908,336
                                                 ==========     =========     =========    ==========
              Additions to property and
                equipment                       $ 3,576,119   $   451,633             -   $ 4,027,752
                                                  =========     =========                   =========
              Depreciation, depletion and
                amortization                    $ 4,668,497   $   342,658             -   $ 5,011,155
                                                  =========     =========                   =========


                               EQUITY OIL COMPANY

6.            SYMSKAYA EXPLORATION:

              The  Company  conducts   operations  in  Russia  through  its  50%
              ownership interest in Symskaya Exploration, Inc. (Symskaya). Symskaya holds a Combined License (the License) which grants it the exclusive right to explore, develop and produce hydrocarbons on a contract area totaling approximately 1,100,000 acres in the Yenisysk District of the Krasnoyarsk Krai in the Russian Federation. The License has a primary term of 25 years.

              The work to be performed and the obligations and rights of Symskaya are set forth in a License Agreement and a Production Sharing Agreement (PSA) which are integral parts of the License. Under the License and PSA, Symskaya will provide funding for all exploration and development and will recover these costs from 80% of hydrocarbon production after payment of an 8% royalty. The remaining 20% of any hydrocarbon production, net of royalty, will be shared by Symskaya and the Russian government based on the rate of production.

              Minimum expenditures required under the License and PSA total $12,000,000 during the first five years of the License term, which began on November 15, 1993. As of December 31, 1996, Symskaya had satisfied all of the minimum expenditures required.

              Leucadia National Corporation (Leucadia) acquired 50% of the stock of Symskaya effective January 1, 1994, in exchange for their commitment to spend up to $6,000,000, in an amount equal to that spent by the Company, towards the Symskaya project through the drilling, completion and/or plugging and abandonment of the initial test well, the Lemok #1. No gain or loss was recognized on the sale of Symskaya stock to Leucadia. Pursuant to a Shareholders' Agreement, Leucadia was not required to pay any part of the amounts previously advanced by the Company under a Loan Agreement with Symskaya, with the exception of one-half (1/2) of the interest on a $1,740,519 loan between the Company and Symskaya. The loan reflects the initial investment by the Company in Symskaya prior to Leucadia's ownership. The interest rate on the loan was fixed by the Company and Leucadia at prime plus two percent (2%), with a cap of twelve percent (12%) from and after January 1, 1994. The interest rate in effect at December 31, 1996 was 10.5%.

              Amounts advanced by the Company and Leucadia after January 1, 1994 will be treated as interest-bearing advances or equity, as mutually agreed upon by the respective companies. The agreement with Leucadia also requires that Leucadia share equally in the payment of the one (1%) percent royalty obligation in favor of Coastline on future revenues from the Symskaya project. The Company's President serves on Leucadia's Board of Directors.

              The Company's investment in Symskaya is being accounted for using the equity method of accounting.

                               EQUITY OIL COMPANY

6.            SYMSKAYA EXPLORATION, continued:

              In August of 1996, Symskaya plugged and abandoned the Lemok #1 well. Symskaya subsequently charged the drilling costs of the well to expense. The Company's equity share of the loss in Symskaya of $5,250,000 was reflected in the Statement of Operations for the quarter ended September 30, 1996.

              Subsequent to the plugging of the Lemok #1 well, the Company and Leucadia agreed to suspend interest payments on Symskaya's note with the Company. Due to the amount of uncertainty relating to Symskaya's obtaining of additional outside financing and proceeding with development of the License area, the remaining capitalized costs were written off in the fourth quarter of 1996, resulting in a charge to expense of $3,954,394. The Company has no current plans to fund future exploratory drilling.

              Summarized financial information concerning Symskaya Exploration, Inc. is as follows:

                                                                 As of                   As of
                                                            December 31,             December 31,
                                                                 1996                     1995
                                                            ------------              -----------
              Current assets                               $     249,692             $    550,258
              Non-current assets                               5,876,700               10,329,991
              Total assets                                     6,126,392               10,880,249

              Current liabilities                                 98,210                  334,573
              Non-current liabilities                         12,653,243               10,018,204
              Accumulated deficit                            (11,102,325)                (128,205)
              Total liabilities and stockholders' equity       6,126,392               10,880,249




                                    For the year ended     For the year ended
                                       December 31,             December 31,
                                           1996                     1995
                                    ------------------     ------------------

              Gross revenues          $         59,405               $ 69,423
              Net (loss)                 $ (10,974,120)             $  (1,294)

                               EQUITY OIL COMPANY

7.            NOTE PAYABLE:

              In March of 1995, the Company obtained a $20 million Borrowing Base Credit Facility (the Facility), with an initial commitment of $10 million. The terms of the Facility call for interest payments only, at the lower of prime or LIBOR plus 2%, for 3 years, at which time it converts to a 3 year term note. An unused commitment fee of 3/8% will be charged to the Company based on the average daily unused portion of the Facility. The Facility is collateralized by all assets of the Company. The Company used proceeds from the Facility to retire its previous outstanding Note Payable in the amount of $920,000. As of December 31, 1996 the outstanding balance under the Facility was $8,878,830 at an average interest rate of 7.69%.

              Future maturities on the Facility as of December 31, 1996 are as follows:

                        1997           $              -
                        1998                          -
                        1999                  1,479,805
                        2000                  2,959,610
                        2001                  2,959,610
                        2002                  1,479,805
                                              ---------
                                             $8,878,830

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

              As of December 31, 1996, the Company was in compliance with all covenants contained in the Facility. Facility fees, which are reflected as other assets in the accompanying Balance Sheet, are being amortized on a straight line basis over 60 months.

                               EQUITY OIL COMPANY

8.            QUARTERLY FINANCIAL DATA (Unaudited):

              Quarterly financial information for the years ended December 31, 1996 and 1995 is as follows:

              1996 Quarter Ended:              December 31       September 30     June 30                 March 31
                                           -----------------  ---------------   -------------------  -------------

              Net revenues                      $ 4,653,388         $ 4,049,173        $ 3,985,332         $ 3,733,346

              Gross margin                       (4,056,478)         (4,401,235)         1,372,329             678,753

              Net income (loss)                  (3,563,431)         (2,760,271)           715,349             105,707

              Net income (loss) per
                 common share                         $(.28)              $(.22)              $.06               $ .01
                                                       ====                ====                ===                ====


              Note: Third quarter gross margin includes the effects of the equity loss in Symskaya Exploration, Inc. Fourth quarter gross
              margin   includes  the  writedown  of  the   Company's   remaining
              investment in Symskaya Exploration, Inc. See Note 6.

              1995 Quarter Ended:              December 31       September 30     June 30                 March 31
                                           -----------------  ---------------   -------------------  -------------

              Net revenues                      $ 3,230,759         $ 3,062,833        $ 3,180,505          $ 3,097,602

              Gross margin                          148,738          (1,594,099)           469,916              236,961

              Net income (loss)                    (168,165)         (1,258,857)            62,105              110,105

              Net income (loss) per
                 common share                         $(.01)              $(.10)              $.00                 $.01
                                                       ====                ====                ===                  ===


              Note: Third quarter gross margin includes the effects of the adoption of SFAS No. 121, which was adopted as of July 1, 1995. See Note 2.

                               EQUITY OIL COMPANY

9.            DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES:

              CAPITALIZED COSTS:
                                                    United States           Canada             Russia                Total
              1996:

              Unproved oil and gas properties           $  2,532,503        $     3,224           $                  $  2,565,727
              Proved oil and gas properties               93,837,818          8,978,498                              102,816,316
                                                          ----------          ---------                              -----------
                                                          96,370,321          9,011,722                              105,382,043
              Accumulated depreciation,
                depletion and amortization               (55,259,210)        (5,996,677)                             (61,255,887)
                                                          ----------          ---------                               ----------

              Net capitalized costs                     $ 41,111,111        $ 3,015,045                             $ 44,126,156
                                                          ==========          =========                               ===========
              Symskaya, equity method
                (see Note 6)                                                                      $        -
                                                                                                   =========

              1995:

              Unproved oil and gas properties           $  2,378,122        $    90,290                             $  2,468,412
              Proved oil and gas properties               87,200,659          8,894,955                               96,095,614
                                                          ----------         ----------                               ----------
                                                          89,578,781          8,985,245                               98,564,026
              Accumulated depreciation,
                 depletion and amortization              (51,531,172)        (5,601,882)                             (57,133,054)
                                                          ----------          ---------                               ----------

              Net capitalized costs                     $ 38,047,609        $ 3,383,363                             $ 41,430,972
                                                          ==========          =========                               ===========
              Symskaya, equity method
                 (see Note 6)                                                                    $ 6,160,442        $  6,160,442
                                                                                                   =========          ===========


              1994:

              Unproved oil and gas properties           $  2,270,014        $    99,464                             $   2,369,478
              Proved oil and gas properties               84,234,955          7,852,281                                92,087,236
                                                          ----------          ---------                                ----------
                                                          86,504,969          7,951,745                                94,456,714
              Accumulated depreciation,
                 depletion and amortization              (48,686,141)        (5,174,561)                              (53,860,702)
                                                          ----------          ---------                                ----------

              Net capitalized costs                     $ 37,818,828        $ 2,777,184                             $  40,596,012
                                                          ==========          =========                                ==========
              Symskaya, equity method
                 (See Note 6)                                                                    $ 3,415,123        $   3,415,123
                                                                                                   =========           ==========

                                                EQUITY OIL COMPANY

9.            DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES, Continued:

              COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES:


              1996:                                     United States           Canada               Russia               Total

              Acquisition of properties:
                Proved                                  $  2,038,244          $       -           $         -        $  2,038,244
                Unproved                                     474,757                  -                     -             474,757
              Exploration costs                            4,492,876             30,838                     -           4,523,714
              Development costs                            3,287,637             43,728                     -           3,331,365
              Symskaya, equity method                              -                  -             3,043,952           3,043,952


              1995:

              Acquisition of properties:
                 Proved                                 $  2,654,651          $ 405,410                     -        $  3,060,061
                 Unproved                                    674,146                  -                     -             674,146
              Exploration costs                            1,654,022             30,969                     -           1,684,991
              Development costs                            2,709,192            835,415                     -           3,544,607
              Symskaya, equity method                              -                  -           $ 2,745,319           2,745,319


              1994:

              Acquisition of properties:
                 Proved                                $       2,791                  -                     -       $       2,791
                 Unproved                                    601,836                  -                     -             601,836
              Exploration costs                            1,568,654          $ 439,805                     -           2,008,459
              Development costs                            2,803,694            174,639                     -           2,978,333
              Symskaya, equity method                              -                  -           $ 1,696,261           1,696,261



                               EQUITY OIL COMPANY

9.            DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES, Continued:

RESULTS OF OPERATIONS (Unaudited):

1996:                                                          United States          Canada           Russia               Total
-----                                                          -------------          ------           ------               -----

Oil and gas sales                                             $ 13,508,077         $ 2,607,048                         $ 16,115,125
Production costs                                                (4,976,633)           (935,495)                          (5,912,128)
Exploration expenses                                            (3,153,897)            (27,936)                          (3,181,833)
Depreciation, depletion and amortization                        (3,838,202)           (454,035)                          (4,292,237)
Impairment of proved
    oil and gas properties                                        (237,279)                  -                             (237,279)
Equity loss and impairment of investment
    in Symskaya Exploration, Inc.                                                                    $ (9,204,394)       (9,204,394)
                                                               -----------          ----------        -----------       -----------
                                                                 1,302,066           1,189,582         (9,204,394)       (6,712,746)
Imputed income tax benefit (expense)                              (239,514)           (258,048)         3,283,105         2,785,543
                                                               -----------          ----------        -----------       -----------
Results of operations from producing activities                $ 1,062,552        $    931,534         (5,921,289)     $ (3,927,203)
                                                                ==========          ==========        ===========        ==========

1995:

Oil and gas sales                                              $ 9,803,677          $2,456,062                          $12,259,739
Production costs                                                (4,455,069)           (638,713)                          (5,093,782)
Exploration expenses                                            (1,877,840)            (23,973)                          (1,901,813)
Depreciation, depletion and amortization                        (3,406,947)           (436,495)                          (3,843,442)
Impairment of proved
    oil and gas properties                                      (2,471,146)                  -                           (2,471,146)
                                                                ----------          -----------                          -----------
                                                                (2,407,325)          1,356,881                           (1,050,444)
Imputed income tax benefit (expense)                             1,056,755            (534,319)                             522,436
                                                                ----------          ----------                           ----------
Results of operations from producing activities                $(1,350,570)        $   822,562                        $    (528,008)
                                                                ==========          ==========                           ==========

1994:

Oil and gas sales                                              $ 9,648,390         $ 2,065,108                          $11,713,498
Production costs                                                (4,031,030)           (627,085)                          (4,658,115)
Exploration expenses                                            (1,753,632)            (25,252)                          (1,778,884)
Depreciation, depletion and amortization                        (4,668,497)           (342,658)                          (5,011,155)
                                                                -----------         ----------                          -----------
                                                                  (804,769)          1,070,113                              265,344
Imputed income tax benefit (expense)                               625,718            (476,200)                             149,518
                                                               -----------          ----------                         ------------
Results of operations from producing activities              $    (179,051)       $    593,913                        $     414,862
                                                               ===========          ==========                         ============

The imputed income tax benefit (expense) is hypothetical and determined without regard to the Company's deduction for general and administrative and interest expense.

                               EQUITY OIL COMPANY

9. DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES, Continued:

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

                                                  United States             Canada                Total
December 31, 1996:                               Oil          Gas        Oil        Gas        Oil        Gas
                                             -------      -------    -------    -------    -------    -------

Proved developed and undeveloped reserves:
  Beginning of year                            6,563       14,819      1,187      3,205      7,750     18,024
  Revisions of previous estimates                176         (233)        49        104        225       (131)
  Acquisitions of minerals in place              949           38       --         --          949         38
  Sales of minerals in place                      (6)        (214)      --          (54)        (6)      (268)
  Extensions and discoveries                      88        1,827       --           40         88      1,867
  Production                                    (518)      (1,325)       (119)      (588)      (637)    (1,913)
                                             -------      -------    -------    -------    -------    -------
  End of year                                  7,252       14,912      1,117      2,707      8,369     17,617
                                             =======      =======    =======    =======    =======    =======

Proved developed reserves:
  Beginning of year                            6,527       11,238      1,139      3,068      7,666     14,306
  End of year                                  7,219       11,133      1,117      2,707      8,336     13,840

December 31, 1995:

Proved developed and undeveloped reserves:
  Beginning of year                            6,252       13,673      1,055      3,539      7,307     17,212
  Revisions of previous estimates                 98          (24)         4       (189)       102       (213)
  Acquisition of minerals in place               701        1,129         61        152        762      1,281
  Extensions and discoveries                       3          921        196        274        198      1,195
  Production                                    (491)         (88)      (129)      (571)      (619)    (1,451)
                                             -------      -------    -------    -------    -------    -------
  End of year                                  6,563       14,819      1,187      3,205      7,750     18,024
                                             =======      =======    =======    =======    =======    =======

Proved developed reserves:
  Beginning of year                            6,185        8,490      1,042      3,539      7,227     12,029
  End of year                                  6,527       11,238      1,139      3,068      7,666     14,306


                               EQUITY OIL COMPANY

9. DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES, Continued:

RESERVES AND FUTURE NET CASH FLOWS (Unaudited):

ESTIMATES OF PROVED OIL AND GAS RESERVES

                                                  United States              Canada               Total
  December 31, 1994:                             Oil          Gas        Oil        Gas        Oil        Gas
                                             -------      -------    -------    -------    -------    -------

  Proved developed and undeveloped reserves:
  Beginning of year                            6,644       12,969        958      3,798      7,602     16,767
  Revisions of previous estimates                 80         (482)       139       (131)       219       (613)
  Acquisition of minerals in place                --           56       --         --         --           56
  Extensions and discoveries                      18        2,010         78        112         96      2,122
  Production                                    (490)        (880)      (120)      (240)      (610)    (1,120)
                                             -------      -------    -------    -------    -------    -------
  End of year                                  6,252       13,673      1,055      3,539      7,307     17,212
                                             =======      =======    =======    =======    =======    =======
Proved developed reserves:
  Beginning of year                            6,584        8,374        919      3,798      7,503     12,172
  End of year                                  6,185        8,490      1,042      3,539      7,227     12,029


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES (Unaudited):


                                                  Thousands of Dollars
1996:                                      United States   Canada        Total

Future cash inflows                         $ 230,760    $  28,073    $ 258,833
Future production and development costs       (98,696)      (6,263)    (104,959)
Future income taxes                           (37,081)      (8,872)     (45,953)
                                            ---------    ---------    ---------
Future net cash flows                          94,983       12,938      107,921

10% annual discount for estimated timing
   of cash flows ($21,687 related to
   future income taxes)                       (47,336)      (5,849)     (53,185)
                                            ---------    ---------    ---------

Standardized measure of discounted future
   net cash flows                           $  47,647    $   7,089    $  54,736
                                            =========    =========    =========

                               EQUITY OIL COMPANY

9. DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES, Continued:

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED), Continued:

                                                  Thousands of Dollars
1995                                       United States   Canada       Total
----                                       -------------   -------     -------

Future cash inflows                         $ 148,257    $  20,381    $ 168,638
Future production and development costs       (76,234)      (4,705)     (80,939)
Future income taxes                           (16,654)      (6,033)     (22,687)
                                            ---------    ---------    ---------
      Future net cash flows                    55,369        9,643       65,012

10% annual discount for estimated timing
   of cash flows ($10,361 related to
   future income taxes)                       (30,540)      (4,025)     (34,565)
                                            ---------    ---------    ---------

Standardized measure of discounted future
   net cash flows                           $  24,829    $   5,618    $  30,447
                                            =========    =========    =========


1994:

Future cash inflows                         $ 132,638    $  20,304    $ 152,942
Future production and development costs       (75,306)      (5,476)     (80,782)
Future income taxes                           (12,531)      (5,887)     (18,418)
                                            ---------    ---------    ---------
      Future net cash flows                    44,801        8,941       53,742

10% annual discount for estimated timing
   of cash flows ($8,567 related to
   future income taxes)                       (25,688)      (3,832)     (29,520)
                                            ---------    ---------    ---------

Standardized measure of discounted future
   net cash flows                           $  19,113    $   5,109    $  24,222
                                            =========    =========    =========


Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates with consideration of future tax rates already legislated (adjusted for permanent differences that related to proved oil and gas reserves).

                               EQUITY OIL COMPANY

9. DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES, Continued:

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES (Unaudited), Continued:

Principal sources of change in the standardized measure of discounted future net cash flow are as follows:

                                                      Thousands of Dollars
                                                  1996        1995        1994
                                                  ----        ----        ----

Sales and transfers of oil and gas produced,
   net of production costs                     $(10,203)   $ (7,166)   $ (7,055)
Net changes in prices and production costs       27,483       3,147       6,363
Extensions and discoveries
   less related costs                             2,374       1,274       1,016
Purchases of minerals in place                    7,174       3,804          18
Sales of minerals in place                         (116)         --          --
Changes in estimated future development costs       938        (203)      6,126
Revisions of previous quantity estimates          1,495         369         592
Accretion of discount                             4,286       3,409       2,192
Net change in income taxes                      (12,045)     (1,969)     (1,812)
Changes in production rates (timing) and other    2,903       3,561         377
                                               --------    --------    --------

                                               $ 24,289    $  6,226    $  7,817
                                               ========    ========    ========

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF COMPANY:

The information contained under the headings Election of Directors and Continuing Directors and Executive Officers contained on pages 2 and 3 in the definitive proxy statement to be filed in connection with the Company's annual meeting on May 14, 1997 is incorporated herein by reference in answer to this item.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained under the heading Executive Compensation on pages 6 through 9 in the definitive proxy statement to be filed in connection with the Company's annual meeting on May 14, 1997 is incorporated herein by reference in answer to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The information contained under the headings Security Ownership of Management and Voting Securities & Principal Holders Thereof, contained on pages 4 and 11 in the definitive proxy statement to be filed in connection with the Company's annual meeting on May 14, 1997 is incorporated herein by reference in answer to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:



(a) (1)  Financial Statements:
                                                                    Page
                                                                    ----
   Report of Independent Accountants                                  19

   Financial Statements:

     Balance Sheet as of December 31, 1996 and 1995                   20

     Statement of  Operations  for the years
      ended December 31, 1996, 1995 and 1994                          22

     Statement of Changes in Stockholders' Equity for the years
      ended December 31, 1996, 1995 and 1994                          23

     Statement of Cash Flows for the years
      ended December 31, 1996, 1995 and 1994                          24

     Notes to Financial Statements                                    25

     (2) Financial Statements of Symskaya Exploration, Inc.           47

(3)  Exhibits

    (3) (i) Restated Articles of Incorporation. Incorporated by reference from the annual report on Form 10K for the year ended December 31, 1995.

        (ii) By-Laws. Incorporated by reference from the annual report on Form 10K for the year ended December 31, 1995.

    (21) Subsidiaries. Incorporated by reference from the annual report on Form 10K for the year ended December 31, 1995.

    (23) Consent of Experts. Consent of Coopers & Lybrand L.L.P.
         regarding Form S-8 Registration                              58

(b)Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   EQUITY OIL COMPANY


   By  /s/ Paul M. Dougan
       ------------------
       Paul M. Dougan
       President
       Chief Executive Officer


   By  /s/ Clay Newton
       ---------------
       Clay Newton
       Treasurer
       Chief Financial Officer
       Principal Accounting Officer

Date: February 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     /s/ David W. Allen                        /s/ Joseph C. Bennett
     ------------------                        ---------------------
          Signature                                   Signature

          Director                                     Director
          --------                                     --------
           Title                                        Title

        March 3, 1997                              March 3, 1997
        -------------                              -------------
            Date                                        Date


   /s/ Douglas W. Brandrup                    /s/ William D. Forster
   -----------------------                    ----------------------
          Signature                                  Signature

           Director                                   Director
           --------                                   --------
            Title                                       Title

        March 3, 1997                              March 3, 1997
        -------------                              -------------
            Date                                        Date