Form 10-Q
period 1997-03-31
EQUITY OIL CO
filed 1997-04-24
CIK 33325

FORM 10Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,704,100

                          ITEM I: FINANCIAL STATEMENTS

                               EQUITY OIL COMPANY
                             Statement of Operations
               For the three months ended March 31, 1997 and 1996
                                   (Unaudited)
                                                        1997             1996
                                                     ----------       ----------

REVENUES

         Oil and gas sales ...................      $ 4,842,278      $ 3,658,346
         Partnership income ..................           75,000           75,000
         Interest income .....................           54,926           38,749
         Other ...............................          114,800           60,577
                                                    -----------      -----------

                                                      5,087,004        3,832,672

EXPENSES

         Operating costs .....................        1,542,768        1,333,996
         Depreciation, depletion and
           amortization ......................        1,100,000          900,000
         Leasehold abandonments ..............           18,440           10,000
         Equity loss in
           Symskaya Exploration ..............           85,725             --
         Exploration .........................          638,417          810,597
         General and administrative ..........          558,817          621,009
         Interest ............................          150,323             --
                                                    -----------      -----------

                                                      4,094,490        3,675,602

Income before income taxes ...................          992,514          157,070

Provision for income taxes ...................          212,139           51,363
                                                    -----------      -----------

NET INCOME ...................................      $   780,375      $   105,707
                                                    ===========      ===========

Net income per common share ..................      $      0.06      $      0.01
                                                    ===========      ===========

Cash dividends per share declared ............      $       .00      $       .00
                                                    ===========      ===========

Weighted average shares outstanding ..........       12,717,311       12,714,350



        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                                  Balance Sheet
                   as of March 31, 1997, and December 31, 1996


                                                  March  31,        December 31,
ASSETS                                               1997               1996
------                                            ----------         ----------
                                                  (Unaudited)

Current assets:
  Cash and cash equivalents ..............     $     941,253      $     787,961
  Temporary cash investments .............              --               49,802
  Accounts and advances receivable .......         3,672,082          3,660,670
  Income taxes receivable ................           256,108            311,393
  Deferred income taxes ..................            31,053             31,053
  Other current assets ...................           337,402            372,701
                                               -------------      -------------
                                                   5,237,898          5,213,580

Property and equipment ...................       107,575,852        106,147,145
Less accumulated depreciation,
 depletion and amortization ..............        62,812,210         61,732,014
                                               -------------      -------------
                                                  44,763,642         44,415,131
Other assets:
  Investment in Raven Ridge
    Pipeline Partnership .................           363,920            405,328
  Other assets ...........................           136,869            147,398
                                               -------------      -------------
                                                     500,789            552,726

TOTAL ASSETS .............................     $  50,502,329      $  50,181,437
                                               =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................     $   1,482,607      $   1,880,420
  Accrued liabilities ....................           148,148            153,467
  Federal, state and foreign
    income taxes payable .................           455,872            191,509
  Accrued profit sharing .................            48,000            179,100
                                               -------------      -------------
                                                   2,134,627          2,404,496


Revolving credit facility ................         8,878,830          8,878,830
Deferred income taxes ....................         5,433,006          5,565,973
                                               -------------      -------------
                                                  14,311,836         14,444,803
Stockholders' Equity
  Common stock ...........................        12,751,100         12,751,100
  Paid in capital ........................         3,648,333          3,648,333
  Less cost of treasury stock ............          (155,300)           (98,653)
  Retained earnings ......................        17,811,733         17,031,358
                                               -------------      -------------

                                                  34,055,866         33,332,138

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY ...................     $  50,502,329      $  50,181,437
                                               =============      =============


        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                             Statement of Cash Flows
               For the three months ended March 31, 1997 and 1996
                                   (Unaudited)
                                                       1997             1996
                                                    ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................     $   780,375      $   105,707
  Adjustments
     Depreciation, depletion and
       amortization ..........................       1,100,000          900,000
     Partnership distributions
       in excess of income ...................          41,408           36,930
     Property dispositions ...................          18,440           10,000
     Common stock issued for services ........            --             33,312
     Change in other assets ..................          10,529           10,528
     Equity loss in Symskaya Exploration .....          85,725             --
     Decrease in deferred income taxes .......        (132,967)         (59,435)
  Net cash provided before changes in              -----------      -----------
     working capital items ...................       1,903,510        1,037,042
     Increase (decrease) from changes in:          -----------      -----------
      Accounts and advances receivable .......         (11,412)         (40,839)
      Other current assets ...................          35,299           25,071
      Accounts payable and accrued
         liabilities .........................        (403,132)         216,996
      Income taxes receivable/payable ........         319,648          (28,163)
      Accrued profit sharing .................        (131,100)        (100,771)
                                                   -----------      -----------
  Net cash provided
     by operating activities .................       1,712,813        1,109,336
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .......................      (1,466,951)      (1,303,344)
  Advances to Symskaya Exploration ...........         (85,725)        (815,678)
  Sale of temporary cash investments .........          49,802          702,766
                                                    ----------       ----------
  Net cash used in investing activities ......      (1,502,874)      (1,416,256)
                                                    ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock .................         (56,647)            --
  Increase in other assets ...................            --               --
  Proceeds from revolving credit facility ....            --            300,000
  Payments on long term debt .................            --               --
                                                    ----------       ----------
  Net cash provided by (used in)
          financing activities ...............         (56,647)         300,000
                                                    ----------       ----------

NET INCREASE (DECREASE) IN CASH ..............         153,292           (6,920)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD .....................         787,961          511,252
                                                    ----------       ----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ...........................     $   941,253      $   504,332
                                                    ==========       ==========

CASH, CASH EQUIVALENTS AND
  TEMPORARY CASH INVESTMENTS
  AT END OF PERIOD ...........................     $   941,253      $   757,533
                                                    ==========       ==========


        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Equity Oil Company (the Company) have not been audited by independent accountants, except for the Balance Sheet at December 31, 1996. In the opinion of the Company's management, the financial statements reflect the necessary adjustments, all of which are of a normal and recurring nature, to present fairly the financial position of the Company as of March 31, 1997, and the results of its operations and its cash flows for the three month periods ended March 31, 1997 and 1996.

The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

The results for the three month period ended March 31, 1997 are not necessarily indicative of future results.

NOTE 2.  NET INCOME PER SHARE

Net income per share is based on the weighted average number of common shares outstanding during the period. Primary and fully diluted earnings per share are essentially the same.

NOTE 3. RECLASSIFICATIONS

Certain balances in the March 31, 1996 financial statements have been reclassified to conform with the current year presentation. These changes had no effect on the previously reported net income, total assets, liabilities or stockholders' equity.

                                     PART I

                                     ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Increases in oil and gas production combined with stronger oil prices to help the Company record a 33% increase in revenues during the first quarter of 1997. Total revenues for the period were $5,087,004, compared to $3,832,672 during the first quarter of 1996. Net income for the first quarter of 1997 was $780,375, or $.06 per share, compared to $105,707, or $.01 per share, during the first quarter of 1996.

     The Company recorded increases in both oil and gas production. Oil production of 161,000 barrels was up 3% from 156,000 barrels in 1995. Gas production increased of 502,000 Mcf produced in 1997 from 496,000 Mcf produced during the first quarter of 1997.

     Averages prices received for oil during the first quarter of 1997 were $20.30 per barrel, an increase of 12% over the $18.14 per barrel received during the same period of 1996. Gas prices also increased during 1997, averaging $2.68 per Mcf, compared to $1.42 per Mcf received during the first quarter of 1996.

     Increases in oil and gas sales were augmented by higher other income. Other income in 1997 includes approximately $70,000 received from the sale of certain mineral rights. There was no similar transaction during the first quarter of 1996.

     Total expenses in 1997 increased 11% over 1996 first quarter levels. Lease operating costs increased 16%, primarily as a result of increased production and higher revenue-based production taxes. Depreciation, depletion and amortization (DD&A) increased 22%, primarily due to increased production in 1997 and the new properties added to the depletion base during 1996.

     The decrease in exploration expense was primarily due to reduced geological and geophysical expenses in 1997, the bulk of which consisted of lower 3-D seismic expenses. General and administrative expenses decreased by 10% from 1996 first quarter levels. The decrease was mainly due to reduced compensation expense during 1997.

     During the first quarter of 1997, the Company participated in the drilling of 4 wells, compared to 5 during the same time period of 1996. Of the 4 wells drilled this year, 2 wells have been completed as producers, and 2 wells were plugged and abandoned. During the first quarter of 1996, 4 wells were completed as producers, and 1 well was plugged and abandoned.

     Included in the 1997 well count are 3 exploratory wells drilled in California on the Company's 3-D seismic projects. Two of those wells were dry holes. Despite the dry holes, the Company is continuing to develop additional prospects through its use of 3-D seismic data. The Company recently completed processing of a seismic shoot at its Davis Ranch prospect, a 17 square mile survey, and the first well has been staked.

     The Company has a total capital investment program of $7.9 million outlined for 1997. The program includes 29 exploration projects and 26 development and exploitation projects. The bulk of the Company's drilling should occur during the third and fourth quarters of the year.

     The Company is continuing to pursue additional outside financing for its Symskaya project in Russia. Costs associated with the project are expected to be minimal during 1997.

CAPITAL RESOURCES AND LIQUIDITY

     Cash, cash equivalents, and temporary cash investments totaled $941,253 as of March 31, 1997, up from $837,763 at year-end 1996. Working capital at March 31, 1997 was $3,103,271, compared to working capital of $2,809,084 at December 31, 1996. For the first three months of 1997, net cash provided by operating activities increased 54% over the same period of 1996, primarily due to the increase in net income discussed earlier.

     Investment  in property  and  equipment  for the first three months of 1997 totaled $1,466,951, a 13% increase from the amount recorded during the corresponding three months of 1996. The increase reflects higher lease acquisition costs during 1997. In the first 3 months of 1996, the Company advanced approximately $816,000 to Symskaya Exploration in connection with the drilling of the Lemok #1 well in Russia, compared to $85,725 during the same period of 1997.

     During the three months ended March 31, 1997, the Company purchased 18,000 shares of Treasury Stock for a total price of $56,600. During the first quarter of 1996, the Company borrowed $300,000 on its credit facility, primarily for working capital purposes. The Company did not draw down any funds on its line of credit during the first quarter of 1997.

     The Company believes that existing cash balances, cash flow, and the borrowing capacity available under the Company's credit facility will provide adequate resources to meet all of its current capital and exploration spending objectives.

OTHER ITEMS

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. This statement simplifies the standards for computing EPS and makes them comparable to international EPS standards. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company is currently evaluating the impact of the recently issued statement and will adopt the requirements for the year ending December 31, 1997.

     The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

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

                                         EQUITY OIL COMPANY
                                             (Registrant)



DATE:     April 24, 1997              By  /s/ Paul M. Dougan
       ----------------------            -------------------
                                         Paul M. Dougan, President


DATE:     April 24, 1997              By  /s/ Clay Newton
      -----------------------            ----------------
                                         Clay Newton, Treasurer