Form 10-Q
period 1997-06-30
EQUITY OIL CO
filed 1997-08-08
CIK 33325

FORM 10Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 1997
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,697,100

                          ITEM I: Financial Statements

                               EQUITY OIL COMPANY
                             Statement of Operations
                 For the Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                          1997           1996
                                                    -----------      -----------


REVENUES

         Oil and gas sales ...................      $ 8,745,718      $ 7,568,678
         Partnership income ..................          150,000          150,000
         Interest income .....................           83,518           70,905
         Other ...............................          552,157          123,074
                                                    -----------      -----------

                                                      9,531,393        7,912,657

EXPENSES

         Operating costs .....................        3,038,935        2,621,927
         Depreciation, depletion and
           amortization ......................        2,200,000        1,800,000
         Equity loss in
           Symskaya Exploration ..............          143,837             --
         Leasehold abandonments ..............           40,952           15,092
         Exploration .........................        1,228,047        1,230,577
         General and administrative ..........        1,108,018        1,218,972
         Interest ............................          324,172             --
                                                    -----------      -----------

                                                      8,083,961        6,886,568


Income before income taxes ...................        1,447,432        1,026,089

Provision (benefit) for income taxes .........          505,847          205,033

NET INCOME ...................................      $   941,585      $   821,056
                                                    ===========      ===========

Net income per common share ..................      $      0.07      $      0.06
                                                    ===========      ===========

Weighted average shares outstanding ..........       12,704,840       12,728,834



        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                             Statement of Operations
                For the Three Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                         1997           1996
                                                    -----------      -----------
REVENUES

         Oil and gas sales ...................      $ 3,903,440      $ 3,910,332
         Partnership income ..................           75,000           75,000
         Interest income .....................           28,592           32,156
         Other ...............................          437,357           62,497
                                                    -----------      -----------

                                                      4,444,389        4,079,985

EXPENSES

         Operating costs .....................        1,496,167        1,287,931
         Depreciation, depletion and
           amortization ......................        1,100,000          900,000
         Equity loss in
           Symskaya Exploration ..............           58,112             --
         Leasehold abandonments ..............           22,512            5,092
         Exploration .........................          589,630          419,980
         General and administrative ..........          549,201          597,963
         Interest ............................          173,849             --
                                                    -----------      -----------

                                                      3,989,471        3,210,966

Income before income taxes ...................          454,918          869,019


Provision for income taxes ...................          293,708          153,670
                                                    -----------      -----------

NET INCOME ...................................      $   161,210      $   715,349
                                                    ===========      ===========

Net income per common share ..................      $      0.01      $      0.06

Weighted average shares outstanding ..........       12,692,693       12,741,781



         The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                                  Balance Sheet
                   as of June 30, 1997, and December 31, 1996


                                                  June  30,         December 31,
ASSETS                                               1997               1996
------                                         -------------      -------------
                                                 (Unaudited)

Current assets:
  Cash and cash equivalents ..............     $     576,106      $     787,961
  Temporary cash investments .............              --               49,802
  Accounts and advances receivable .......         3,296,784          3,660,670
  Income taxes receivable ................           106,770            311,393
  Deferred income taxes ..................            31,053             31,053
  Other current assets ...................           310,740            372,701
                                               -------------      -------------
                                                   4,321,453          5,213,580

Property and equipment ...................       109,066,076        106,147,145
Less accumulated depreciation,
 depletion and amortization ..............        63,764,028         61,732,014
                                               -------------      -------------
                                                  45,302,048         44,415,131
Other assets:
  Investment in Raven Ridge
    Pipeline Partnership .................           331,467            405,328
  Other assets ...........................           126,341            147,398
                                               -------------      -------------
                                                     457,808            552,726

TOTAL ASSETS .............................     $  50,081,309      $  50,181,437
                                               =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................     $     881,611      $   1,880,420
  Accrued liabilities ....................           179,775            153,467
  Federal, state and foreign
    income taxes payable .................           427,359            191,509
  Accrued profit sharing .................            96,000            179,100
                                               -------------      -------------
                                                   1,584,745          2,404,496


Revolving credit facility ................         8,878,830          8,878,830
Deferred income taxes ....................         5,421,183          5,565,973
                                               -------------      -------------
                                                  14,300,013         14,444,803
Stockholders' Equity
  Common stock ...........................        12,761,100         12,751,100
  Paid in capital ........................         3,667,708          3,648,333
  Less cost of treasury stock ............          (205,200)           (98,653)

  Retained earnings ......................        17,972,943         17,031,358
                                               -------------      -------------

                                                  34,196,551         33,332,138

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY ...................     $  50,081,309      $  50,181,437
                                               =============      =============



        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                             Statement of Cash Flows
                 For the Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                        1997             1996
                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .........................     $   941,585      $   821,056
   Adjustments
     Depreciation, depletion and
       amortization ..........................       2,200,000        1,800,000
     Partnership distributions in
       excess of income ......................          73,861           71,622
     (Gain) loss on
           property dispositions .............        (284,105)          15,092
     Decrease in deferred income taxes .......        (144,790)          (4,617)
         Equity loss in
           Symskaya Exploration ..............         143,837             --
         Change in other assets ..............          21,057           21,057
         Common stock issued for services ....          29,375          103,313
   Net cash provided before changes in             -----------      -----------
      working capital items ..................       2,980,820        2,827,523
     Increase (decrease) from changes in:
       Accounts and advances receivable ......         363,886           18,521
       Other current assets ..................          61,961           53,158
       Accounts payable and accrued
         liabilities .........................        (972,501)        (221,537)
       Income taxes receivable/payable .......         440,473           60,901
       Accrued profit sharing ................         (83,100)         (52,771)
                                                   -----------      -----------
   Net cash provided
     by operating activities .................       2,791,539        2,685,795
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Symskaya Exploration ..........        (143,837)      (1,577,729)
   Sale of temporary cash investments ........          49,802          699,044
   Proceeds from sale of properties ..........         339,384             --
   Capital expenditures ......................      (3,142,196)      (2,619,825)
                                                   -----------      -----------
   Net cash used in investing
     activities ..............................      (2,896,847)      (3,498,510)
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock ................        (106,547)            --
   Exercise of incentive stock options .......            --             84,375
   Borrowings under
    revolving credit facility ................            --          2,210,000
                                                   -----------      -----------
   Net cash provided by (used in)
      financing activities ...................        (106,547)       2,294,375
                                                   -----------      -----------

NET INCREASE (DECREASE) IN CASH ..............        (211,855)       1,481,660

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD ....................         787,961          511,252
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD ..........................     $   576,106      $ 1,992,912
                                                   ===========      ===========

Supplemental disclosures of cash flow information: Cash paid during the period for:
                   Income Taxes                    $   278,156      $   270,340
                   Interest                        $   324,172      $      --

        The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

     The accompanying financial statements of Equity Oil Company ("Equity" or "the Company") have not been audited by independent accountants, except for the Balance Sheet as of December 31, 1996. In the opinion of the Company's management, the financial statements reflect the adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of its operations for the three and six month periods ended June 30, 1997 and 1996, and its cash flows for the six month periods ended June 30, 1997 and 1996.

     The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K, and the Company's Form 10-Q for the first quarter of 1997.

     The results for the three and six month periods ended June 30, 1997 are not necessarily indicative of future results.

Note 2.  Net Income Per Share

     Net income per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Primary and fully diluted earnings per share are essentially the same.

Note 3. Reclassifications

     Certain balances in the June 30, 1996 financial statements have been reclassified to conform with the current year presentation. These changes had no effect on the previously reported net income, total assets, liabilities or stockholders' equity.

                                     PART I

                                     ITEM 2

Management's Discussion and Analysis of Financial Condition and
Results of Operation


RESULTS OF OPERATIONS

Financial Results

     Net income for the first six months of 1997 was $941,585, or $.07 per share, 15% higher than net income of $821,056, or $.06 per share recorded during the first half of 1996. Total revenues of $9,531,393 were 20% higher than total revenues of $7,912,657 recorded in the first half of 1996.

     Second quarter 1997 net income was $161,210, or $.01 per share, compared to second quarter 1996 net income of $715,349, or $.06 per share. Second quarter revenues in 1997 of $4,444,389 were 9% higher than the $4,079,985 reported in the second quarter of 1996.


Operating Results

     During the first half of 1997, the Company participated in a total of 16 wells, 11 of which have been completed as oil and gas wells. In California, where the Company continues to drill on 3D seismic surveys, 6 of 9 wells were completed as gas wells. The Company currently has 15 additional wells scheduled to be drilled in California before the end of the year, including the first well at its Davis Ranch prospect, which should spud by the end of July.

     In  drilling  outside of  California,  the  Company  completed 5 of 7 wells during the first half of 1997. Included in the successful well count is a development well at the Company's Siberia Ridge field in Wyoming, where the Company owns a 50% working interest. The Company completed additional development wells in Alberta, Wyoming and North Dakota, and completed 1 exploratory well in Texas.

     During the first half of 1996, the Company participated in 8 wells, 7 of which were completed as producing wells.

CAPITAL RESOURCES AND LIQUIDITY

     Cash, cash equivalents, and temporary cash investments totaled $576,106 as of June 30, 1997, a decrease of $261,657 since year-end 1996. Working capital at June 30, 1997 was $2,736,708, compared to $2,809,084 at December 31, 1996. The
Company's ratio of current assets to current liabilities improved from 2.17 to 1 at December 31, 1996 to 2.73 to 1 at June 30, 1997. Cash provided by operating activities was $2,791,539 in the first six months of 1997, compared to $2,685,795 during the same period of 1996.

     Investment in property and equipment for the first six months of 1997 of $3,142,196 was 20% higher than the investment made during the first half of 1996, reflecting the Company's increased drilling activity domestically. During the fist half of 1996, the Company made advances to Symskaya Exploration of $1,577,729, compared to $143,837 during 1997, reflecting Symskaya's reduced activity in 1997. The investment activity was partially funded by proceeds from the sale of properties in 1997, and by the sale of temporary cash investments in both years.

     The Company purchased 35,000 shares of its stock on the open market during the first half of 1997, at an average price of $3.04 per share. No treasury stock was purchased during the first half of 1996.

     During the first half of 1997, the Company did not increase borrowings under its credit facility, compared to borrowings of $2,210,000 in 1996, which were used to fund investments in properties and equipment. At June 30, 1997, the Company had approximately $10.1 million of availability on the facility.

     The Company believes that existing cash balances, cash flow, and borrowing capacity under the revolving credit facility will provide adequate resources to meet its capital, exploration, and acquisition spending objectives.

COMPARISON OF SECOND QUARTER 1997 WITH SECOND QUARTER 1996

     Oil and gas sales in the second quarter of 1997 of $3,903,440 were slightly lower than the $3,910,332 recorded for the same quarter of last year. Increases in oil production were offset by lower crude oil prices, while decreases in gas production were offset by higher gas prices. The average net price for crude oil received by the Company during the quarter was $18.64 per barrel, compared to $20.30 during the second quarter of 1996, a decrease of 8%. Average gas prices received during the second quarter of 1997 were $1.85 per Mcf, compared to $1.38 per Mcf during the second quarter of 1996.

     Total production increased slightly year-to-year on an equivalent barrel basis. Oil production increased from 158,000 barrels in the second quarter of 1996 to 163,000 during the same quarter of 1997, while gas production dropped from 549,000 Mcf in 1996 to 526,000 Mcf in 1997.

     During the second quarter of 1997, the Company recorded a gain on the sale of certain oil and gas properties of approximately $325,000. The properties sold had proved reserves of less than 15,000 barrels of oil. There was no corresponding event in 1996.

     Total expenses in 1997 increased 24% over 1996 second quarter levels. Lease operating costs increased 16%, primarily as a result of increased oil production and non-recurring workover expenses. Depreciation, depletion and amortization increased 22%, primarily due to increased oil production in 1997 and the new properties added to the depletion base during 1997 and 1996. Exploration expense increased due to higher dry hole costs, which were approximately $185,000 higher in the second quarter of 1997 compared to the same period in 1996.

     During 1996, because of its ongoing exploration project in Russia, the Company was required to capitalize interest on its investment in this project. With activity in Russia curtailed in 1997 as a result of the Lemok #1 being abandoned in the fourth quarter of 1996, interest is now being expensed. Interest expense during the 2nd quarter of 1997 was $173,849, compared to no interest expense during the 2nd quarter of 1996.

     Income tax expense rose during the second quarter due to adjustments arising from an audit of the Company's Canadian tax returns. The adjustment resulted in the accrual of approximately $175,000 in additional Canadian taxes related to prior years.

COMPARISON OF FIRST HALF 1997 WITH FIRST HALF 1996

     Higher oil and gas prices during the first half of 1997 combined with increases in oil production to produce an 20% increase in total revenues over the same period of 1996. Average oil prices received by the Company during the first half of 1997 were $19.47 per barrel, compared to $18.66 per barrel during the first half of 1996. Average gas prices received during the first half of 1996 were $1.37 per Mcf, which compared to $2.22 per Mcf during the first half of 1997. Oil production of 324,000 barrels was up 3% from 1996 production of 314,000 barrels. Natural gas production decreased slightly, from 1,045,000 Mcf in 1996 to 1,028,000 Mcf in 1997.

     The increase in oil and gas sales for the period was augmented by an increase in other income. During the first half of 1997, the Company recorded a gain on the sale of certain oil and gas properties of approximately $325,000. The properties sold had reserves of less than 15,000 barrels of oil. There was no corresponding event in 1996.

     Total expenses in 1997 increased 17% over 1996 first half levels. Lease operating costs increased 16%, primarily as a result of increased oil production and non-recurring workover expenses. Depreciation, depletion and amortization increased 22%, primarily due to increased oil production in 1997 and the new properties added to the depletion base during 1997 and 1996.

     Exploration  expense  remained  constant  from  year to year,  as lower 3-D
seismic   expenses   were  offset  by  higher  dry  hole   costs.   General  and
administrative expenses decreased by 9% from 1996 first half levels. The decrease was mainly due to reduced compensation expense during 1997.

     During 1996, because of its ongoing exploration project in Russia, the Company was required to capitalize interest on its investment in this project. With activity in Russia curtailed in 1997, interest is now being expensed. Interest expense during the first half of 1997 was $324,172, compared to no interest expense during the same period of 1996.

     Income tax expense rose during the first half due to adjustments arising from an audit of the Company's Canadian tax returns. The adjustment resulted in the accrual of approximately $175,000 in additional Canadian taxes related to prior years.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     At the Company's annual meeting, held on May 14, 1997, stockholders were asked to elect Mr. William D. Forster and Mr. Randolph G. Abood to serve three year terms on the Board of Directors. The following votes were recorded.

                              Forster        Abood

Affirmative votes           10,433,574     10,455,153
Withhold authority             159,982        138,403

Each director nominee received at least 98% of the shares voted at the meeting.






                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EQUITY OIL COMPANY
                                           (Registrant)



DATE:     August 8, 1997             By  /s/ Paul M. Dougan
          ---------------                -------------------------
                                         Paul M. Dougan, President


DATE:     August 8, 1997             By  /s/ Clay Newton
          ---------------                -------------------------
                                         Clay Newton, Treasurer