Form 10-Q
period 1997-09-30
EQUITY OIL CO
filed 1997-11-14
CIK 33325

FORM 10Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                 to

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,671,100

                  ITEM I:  Financial Statements

                               EQUITY OIL COMPANY
                            Statements of Operations
              For the Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)


REVENUES                                                1997           1996
                                                        ----           ----

     Oil and gas sales ......................     $ 12,504,373     $ 11,542,851
     Partnership income .....................          225,000          225,000
     Interest income ........................          113,339          104,952
     Other ..................................          747,620          245,554

                                                    13,590,332       12,118,357

EXPENSES

     Operating costs ........................        4,520,122        4,110,248
     Depreciation, depletion and
       amortization .........................        3,300,000        2,850,000
     Leasehold abandonments .................           82,420           31,642
     Equity loss in
       Symskaya Exploration, Inc. ...........          236,589        5,250,000
     3D seismic .............................             --            457,536
     Exploration ............................        1,930,692        1,418,578
     General and administrative .............        1,575,129        1,630,706
     Interest ...............................          550,458             --

                                                    12,195,410       15,748,710

Income (loss) before income taxes ...........        1,394,922       (3,630,353)

Provision (benefit) for income taxes ........          501,495       (1,691,138)

NET INCOME (LOSS) ...........................     $    893,427     $ (1,939,215)

Net income (loss) per common share ..........     $       0.07     $      (0.15)

Cash dividends declared per share ...........     $        .00     $        .00

Weighted average shares outstanding .........       12,696,093       12,734,711



        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                            Statements of Operations
             For the Three Months Ended September 30, 1997 and 1996
                                   (Unaudited)


REVENUES                                               1997              1996

     Oil and gas sales .....................     $  3,758,655      $  3,974,173
     Partnership income ....................           75,000            75,000
     Interest income .......................           29,821            34,047
     Other .................................          195,463           122,480

                                                    4,058,939         4,205,700

EXPENSES

     Operating costs .......................        1,481,187         1,488,321
     Depreciation, depletion and
       amortization ........................        1,100,000         1,050,000
     Leasehold abandonments ................           41,468            16,550
     Equity loss in
       Symskaya Exploration, Inc. ..........           92,752         5,250,000
     3D seismic ............................             --             153,439
     Exploration ...........................          702,645           492,098
     General and administrative ............          467,111           411,734
     Interest expense ......................          226,286              --

                                                    4,111,449         8,862,142

Loss before income taxes ...................          (52,510)       (4,656,442)


Benefit for income taxes ...................           (4,352)       (1,896,171)

NET LOSS ...................................     $    (48,158)     $ (2,760,271)

Net loss per common share ..................     $      (0.00)     $      (0.22)

Cash dividends declared per share ..........     $        .00      $        .00

Weighted average shares outstanding ........       12,678,883        12,746,339


        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                                  Balance Sheet
                 as of September 30, 1997 and December 31, 1996

                                          (Unaudited)
                                          September 30,   December 31,
ASSETS                                        1997             1996

Current assets:
  Cash and cash equivalents ........   $     285,321    $     787,961
  Temporary cash investments .......            --             49,802
  Accounts and advances receivable .       3,370,932        3,660,670
  Income taxes receivable ..........          44,311          311,393
  Deferred tax assets ..............          31,053           31,053
  Other current assets .............         445,428          372,701

Total current assets                       4,177,045        5,213,580

Property and equipment .............     109,357,426      106,147,145
Less accumulated depletion,
  depreciation and amortization ....      63,715,369       61,732,014

Total property and equipment              45,642,057       44,415,131

Other assets:
  Investment in and note receivable
    from Symskaya Exploration ......            --               --
  Investment in Raven Ridge
    Pipeline Partnership ...........         299,014          405,328
  Other assets .....................         115,812          147,398

Total other assets                           414,826          552,726

TOTAL ASSETS .......................   $  50,233,928    $  50,181,437

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .................   $     805,892    $   1,880,420
  Accrued liabilities ..............         110,822          153,467
  Accrued profit sharing ...........         144,000          179,100
  Income taxes payable .............         270,675          191,509

Total current liabilities                  1,331,389        2,404,496


Revolving credit facility ..........       9,578,830        8,878,830
Deferred income taxes ..............       5,231,475        5,565,973

Non-current liabilities                   14,810,305       14,444,803

Stockholders' equity
  Common stock .....................      12,761,100       12,751,100
  Paid in capital ..................       3,667,708        3,648,333
  Retained earnings ................      17,924,785       17,031,358
  Less cost of treasury stock ......        (261,359)         (98,653)

Total stockholders' equity                34,092,234       33,332,138

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY .............   $  50,233,928    $  50,181,437

        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                             Statement of Cash Flows
              For the Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                               1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..................   $   893,427    $(1,939,215)
   Adjustments
     Depreciation, depletion and
       amortization ...................     3,300,000      2,850,000
     Partnership distributions in
       excess of income ...............       106,314        108,553
     (Gain) loss on
       property dispositions ..........      (210,063)        31,642
     Equity loss in
       Symskaya Exploration ...........       236,589      5,250,000
     Change in other assets ...........        31,586         31,585
     Common stock issued for services .        29,375        103,313
     Decrease in deferred income taxes       (334,498)    (2,031,251)
   Net cash provided before changes in
      working capital items ...........     4,052,730      4,404,627

   Increase (decrease) from changes in:
     Accounts and advances receivable .       289,738        282,826
     Other current assets .............       (72,727)       125,733
     Accrued profit sharing ...........       (35,100)        (4,771)
     Accounts payable and accrued
       liabilities ....................    (1,117,173)        98,516
     Income taxes receivable/payable ..       346,248        154,075
   Net cash provided
     by operating activities ..........     3,463,716      5,061,006

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Symskaya Exploration ...      (236,589)    (2,793,811)
   Proceeds from sale of properties ...       339,385           --
   Sale of temporary cash investments .        49,802        756,645
   Capital expenditures ...............    (4,656,248)    (5,945,334)
   Net cash used in
       investing activities ...........    (4,503,650)    (7,982,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock .........      (162,706)       (43,056)
   Net borrowings on
      revolving credit facility .......       700,000      2,860,000
   Exercise of incentive
      stock options ...................          --           84,375
   Net cash provided by financing
      activities ......................       537,294      2,901,319

NET INCREASE (DECREASE) IN CASH .......      (502,640)       (20,175)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD .............       787,961        511,252

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD ...................   $   285,321    $   491,077


Supplemental  disclosures of cash flow information:  Cash paid during the period for:
          Income taxes ................   $   607,694    $   175,745
          Interest  ...................   $   550,458    $         -

        The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

The accompanying financial statements of Equity Oil Company (the Company) have not been audited by independent accountants, except for the Balance Sheet at December 31, 1996. In the opinion of the Company's management, the financial statements reflect the adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of its operations for the three and nine month periods ended September 30, 1997 and 1996, and its cash flows for the nine month periods ended September 30, 1997 and 1996.

The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K, and the Company's Form 10-Q's for the first and second quarters of 1997.

The results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of future results.

Note 2.  Net Income (Loss) Per Share

Net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Primary and fully diluted earnings per share are essentially the same.

Note 3. Investment in Symskaya Exploration

In the third quarter of 1996, Symskaya Exploration, Inc, the Company's 50% owned subsidiary, charged the costs of drilling the Lemok No. 1 well in Russia to expense. The Company's equity share of the loss was $5.25 million ($3.3 million after taxes). Further discussion of this item can be found under Results of Operations in Item 2.

                                     PART I

                                     ITEM 2

Management's Discussion and Analysis of Financial Condition and
Results of Operation

RESULTS OF OPERATIONS

Financial Results

     The Company recorded net income for the first nine months of 1997 in the amount of $893,427, or $.07 per share, compared to a net loss during the same period of 1996 in the amount of $(1,939,215), or $(.15) per share. Included in the 1996 figures is an equity loss in Symskaya Exploration, Inc. of $5,250,000 $(3,309,075 net of taxes). Total revenues for the first nine months of 1997 were $13,590,332, an increase of 12% over revenues of $12,118,357 recorded during the same period of 1996.

     The Company recorded a net loss for the third quarter of 1997 in the amount $(48,158), or $(.00) per share on revenues of $4,058,939. This compared to a net loss during the third quarter of 1996 of $(2,760,271), or $(.22) per share, on revenues of $4,205,700, which included the equity loss in Symskaya Exploration, Inc.

Operating Activities

     The Company has participated in a total of 22 wells year to date in 1997, completing 14 as oil and gas wells, with the remaining wells being plugged and abandoned. Included in the well count are 17 exploratory wells. Nine of those wells have been completed as oil or gas wells, and 8 were dry holes.

     Fourteen wells have been drilled at the Company's 3D projects in the Sacramento Basin of California, 8 of which have been successful. The dry holes included the first test at the company's Davis Ranch 3-D project in the Sacramento Basin. Current plans call for 7 additional wells to be drilled in California during the fourth quarter of 1997.

     Effective July 1, 1997, the Company purchased a 50% working interest in the Merlin Prospect, Glenn County, California for $200,000. The prospect, which the Company now operates, includes more than 5,000 acres under lease, a producing well, a shut-in well, a gas gathering system and 15.5 square miles of 3-D seismic data. Under the terms of the agreement, the Company will be required to drill two wells during the fourth quarter of 1997.

     The Company recently began its exploitation and exploration program on certain Big Horn Basin properties acquired in 1995. The initial well, a developmental test of the Madison formation, is in the process of being completed as an oil well. Two additional exploratory wells will be drilled in the fourth quarter. Pending results of this drilling, the Company is currently planning additional drilling and production enhancing workovers in 1998.

     The Company has recorded a 100% success rate in development drilling projects in 1997, completing all 5 wells drilled. Two of the wells were drilled at the Company's Siberia Ridge field in Wyoming, where plans call for two additional wells to be drilled in 1998.

CAPITAL RESOURCES AND LIQUIDITY

     Cash, cash equivalents, and temporary cash investments totaled $285,321 as of September 30, 1997, a decrease of $552,442 since year-end 1996. Working capital at September 30, 1997 was $2,845,656, up slightly from $2,809,084 at December 31, 1996. The Company's ratio of current assets to current liabilities was 3.14 to 1 at September 30, 1997, compared to 2.17 to 1 at December 31, 1997. Cash provided by operating activities before working capital changes was $4,052,730 in the first nine months of 1997, 8% lower than the same period of 1996.

     Cash flow from operating activities decreased from $5,061,006 during the first nine months of 1996 to $3,463,716 in the same period of 1997. The principal cause of the decline is the reduction in Accounts Payable balances, which is mainly a function of timing.

     Investment in property and equipment for the first nine months of 1997, including proved property acquisitions, totaled $4,656,248. Investment in property and equipment for the same period of 1996, including advances to Symskaya Exploration and proved property acquisitions, totaled $5,945,334. Approximately $2.8 million was advanced to Symskaya during the first nine months of 1996, compared to approximately $236,000 during the same period of 1997. The Company spent $1.8 million on proved property acquisitions during the first nine months of 1996, compared to only $160,000 during the first nine months of 1997. Costs expended on the Company's domestic drilling programs during the first nine months of 1997 increased 8% in 1997 to $4,496,248, compared to $4,149,334 in the same period of 1996. The investment activity was partially funded by proceeds from the sale of properties in 1997, and by the sale of temporary cash investments in both years.

     The Company purchased 51,000 shares of its stock on the open market during the first nine months of 1997, at an average price of $3.19 per share. The purchases were made pursuant to a share repurchase program adopted by the Company in June of 1997. The Company purchased 12,000 shares of its stock during the same period of 1996.

     The Company has drawn down its credit facility by $700,000 during 1997, compared to $2.86 million in 1996, with funds being used for property acquisitions and other working capital needs. On October 17, 1997, the Company amended its credit agreement, increasing the current commitment from $10 million to $15 million.

     The Company believes that existing cash balances, cash flow from operating activities, and the remaining borrowing capacity under the revolving credit facility, which is approximately $10.4 million, will provide adequate resources to meet its capital, exploration, and acquisition spending objectives.

COMPARISON OF THIRD QUARTER 1997 WITH THIRD QUARTER 1996

     Oil and gas sales decreased 5% in the third quarter of 1997 to $3,758,655 versus $3,974,173 in the same quarter of last year. Lower revenues were caused by lower oil prices, which offset increases in oil and gas production and gas prices. Total revenues decreased 3% from year to year.

     Oil production increased 4% in the third quarter of 1997. Oil production for the quarter was 159,400 barrels, compared to 154,000 barrels in the third quarter of 1996. Gas production increased 33% from 395 Mmcf in 1996 to 524 Mmcf in 1997. The increase in gas production is a result of the Company's continued successful exploration program in northern California.

     Average prices received for crude oil were $17.99 per barrel during the third quarter of 1997, down 20% from the $22.48 received in 1996. Gas prices increased to $1.78 per Mcf in 1997, compared to $1.30 in 1996, an increase of 37%.

     During the third quarter of 1997, the Company sold its minority interest in an oil field technology research company. In connection with the sale, the Company recognized a gain of $175,000, which is included in other income.

     Higher exploration expenses in 1997 result from higher dry hole costs in the third quarter, reflecting the Company's increased pace of exploratory drilling. During the period, the Company drilled 4 dry holes, incurring costs of $337,000. Dry holes during the same quarter of 1996 were only $79,999. Higher dry hole costs were partially offset by lower 3D seismic charges in 1997. During the third quarter of 1996, the Company incurred 3-D charges of $153,000, while no such expenses were incurred during the same period of 1997.

     General and administrative expenses increased year-to-year, primarily due to increased investor relations expenses.

     As discussed previously, during the third quarter of 1996 Symskaya Exploration, Inc, the Company's 50% owned subsidiary, abandoned the Lemok No. 1 well. As a consequence, Symskaya charged the costs of drilling the Lemok No. 1 to expense at September 30, 1996. The Company's equity share of the loss was $5.25 million ($3.3 million after taxes).

     During 1996, because of its ongoing exploration project in Russia, the Company was required to capitalize all interest paid. With activity in Russia curtailed in 1997 as a result of the Lemok #1 being abandoned in 1996, interest is now being expensed. Interest expense during the third quarter of 1997 was $226,286, compared to no interest expense during the third quarter of 1996.

     The income tax benefits recorded for both periods result primarily from the deferred tax benefits associated with net losses reported.

COMPARISON OF FIRST NINE MONTHS OF 1997 WITH FIRST NINE MONTHS OF 1996

     Oil and gas sales increased 8% in the first nine months of 1997 to $12,504,373 versus $11,542,851 in the same period of last year. This increase was brought about principally by increased oil and gas production and higher natural gas prices. Oil production for the first nine months was 476,000 barrels, up slightly from 1996 production of 468,000 barrels. Gas production for the period increased 6% to 1,526 Mmcf from 1,440 Mmcf in 1996. Production increases reflect the ongoing success of the Company's drilling programs.

     Gas prices increased to $1.90 per Mcf in 1997, compared to $1.35 in 1996, an increase of 41%. Higher gas prices were partially offset by lower crude prices. Average prices received for crude oil were $19.52 per barrel during the first nine months of 1997, compared to $20.51 received in 1996, a decrease of 5%.

     The increase in oil and gas sales for the period was augmented by an increase in other income. During the first half of 1997, the Company recorded a gain on the sale of certain oil and gas properties of approximately $325,000. The properties sold had reserves of less than 15,000 barrels of oil. There was no corresponding event in 1996. In addition, during the third quarter of 1997, the Company sold its minority interest in an oil field technology research company. In connection with the sale, the Company recognized a gain of $175,000.

     Total expenses, excluding the equity loss in Symskaya Exploration, Inc. increased 16% over 1996 nine month levels. Lease operating costs increased 10%, primarily as a result of increased oil production and non-recurring workover expenses. Depreciation, depletion and amortization increased 16%, primarily due to increased oil production in 1997 and the new properties added to the depletion base during 1997 and 1996.

     Exploration  expense  increased  slightly  from year to year,  as lower 3-D
seismic   expenses   were  offset  by  higher  dry  hole   costs.   General  and
administrative expenses decreased by 3% from 1996 nine month levels. The decrease was mainly due to reduced compensation expense during 1997.

     As discussed earlier, during the third quarter of 1996 Symskaya Exploration, Inc, the Company's 50% owned subsidiary, abandoned the Lemok No. 1 well. As a consequence, Symskaya charged the costs of drilling the Lemok No. 1 to expense at September 30, 1996. The Company's equity share of the loss was $5.25 million ($3.3 million after taxes).

     During 1996, because of its ongoing exploration project in Russia, the Company was required to capitalize all interest paid. With activity in Russia curtailed in 1997, interest is now being expensed. Interest expense during the first nine months of 1997 was $550,458, compared to no interest expense during the same period of 1996.

     Income tax expense for the first nine months of 1997 includes additional taxes arising from an audit of the Company's Canadian tax returns. The adjustment resulted in the accrual of approximately $175,000 in additional Canadian taxes related to prior years.

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


FORWARD-LOOKING STATEMENTS

     Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risk of a significant natural disaster, the inability of the Company to ensure against certain risks, the adequacy of its loss reserves, fluctuations in commodity prices, the inherent limitations in the inability to estimate oil and gas reserves, changing government regulations, as well as general market conditions, competition and pricing. The Company believes that forward-looking statements made by it are based upon reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate", "anticipate", "expect","predict", "believe" and similar expressions are intended to identify forward-looking statements.


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

                                        EQUITY OIL COMPANY
                                           (Registrant)



DATE:     November 13, 1997            /s/ Paul M. Dougan
                                       ------------------------
                                       Paul M. Dougan, President


DATE:     November 13, 1997            /s/ Clay Newton
                                       ------------------------
                                         Clay Newton, Treasurer