Form 10-K
period 1997-12-31
EQUITY OIL CO
filed 1998-03-23
CIK 33325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                   (Mark One)
                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the fiscal year ended December 31, 1997

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

          Securities registered pursuant to Section 12 (b) of the Act:
     Title of each class          Name of each exchange on which registered

          None                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock (par value, $1 per share)
                                [Title of class]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein and will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No

     As of February 24, 1998, 12,596,500 common shares were outstanding, and the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $33,000,000.

                       Documents Incorporated by Reference

     1. Definitive proxy statement to be filed in connection with Issuer's Annual Stockholders' Meeting to be held on May 13, 1998 and more particularly the information contained on pages 2 through 5 are incorporated by reference into Part III of this report.

Total Pages 75.

                                     PART I
ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Equity Oil Company ("Equity" or "the Company") was originally incorporated in the state of Utah in 1923. In 1958, it was merged into its subsidiary, Weber Oil Company, a Colorado corporation. The surviving company adopted the name Equity Oil Company.

     Equity is an independent oil and gas exploration and production company, currently conducting its business in nine states and two Canadian provinces. Equity is also a 50% shareholder in Symskaya Exploration, Inc., which is licensed to operate in Russia. Headquartered in Salt Lake City, Utah, the Company also maintains an exploration office in Denver, Colorado, and a field office in Vernal, Utah. The Company has 18 full-time employees.

     More than 90% of the Company's revenues come from the sale of crude oil and natural gas. Accordingly, the Company continually seeks to increase its oil and gas production. The keys to increasing production are the replacement, on an annual basis, of current production, as well as achieving additional reserve growth.

     The Company's strategy to replace production and increase its oil and natural gas reserves on an ongoing basis is comprised of a balanced approach in four areas. The four elements of that strategy are:

         *Focused exploration drilling
         *Development drilling and exploitation
         *Acquisition of proved reserves
         *International exploration in Russia

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

     In addition to its exploration ventures, the Company works in conjunction with other working interest owners in producing properties to identify projects that will develop and exploit the productive capacities of existing wells and fields. These projects include development drilling, production enhancement, operating cost reductions, and other types of activities.

     The Company also investigates opportunities to purchase interests in properties with existing production. During the last three years, the Company has replaced a significant amount of its production through the purchase of producing properties. These purchases have, in turn, produced additional developmental and enhancement projects.

     The Company conducts its international exploration in Russia through its 50% ownership of Symskaya Exploration, Inc. (Symskaya). Symskaya operations were significantly curtailed during 1997. Further discussion of this venture and other Company activities is found in ITEM 2. PROPERTIES, under the caption Present Activity.

NARRATIVE DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS AND MARKETS

     The Company produces crude oil and natural gas. During the last five years, revenues from the sales of these products have accounted for more than 90% of the total revenues of the Company, while remaining revenues have come from other sources, including interest income on invested funds, partnership income, operating overhead reimbursements, and the sales of various developed and undeveloped properties.

     The majority of the Company's oil production occurs in Colorado and other Rocky mountain states, and the Canadian provinces of Alberta and British Columbia. The Company's crude oil production is sold under short-term contracts at current posted prices for each geographic area, less applicable quality or transportation tariffs plus negotiated bonuses. Prices are set by oil purchasers, and their methods of determining prices are not within the control of the Company, but it is assumed they are influenced by regional, national and international factors relating to oil supply and demand. (See discussion under Major Customers)

     The bulk of the Company's natural gas production occurs in Wyoming, California, the Canadian province of Alberta, and the Gulf Coast of Texas. While the areas where the Company has its major gas reserves are characterized by large reserves of other companies, the Company has historically been able to sell all of its productive capacity, and expects to be able to continue to do so in the near future. The majority of gas sold in Wyoming is marketed under a contract at an index price that changes monthly. The contract is subject to renegotiation on an annual basis. The majority of gas produced by the Company in other geographic areas is sold on the spot market, where prices also vary on a monthly basis.

     The Company has not historically hedged significant amounts of either oil or gas production.


SEASONALITY

     The Company experiences some seasonality in gas sales revenues. Net sales prices and production tend to rise during the winter months compared to the rest of the year. However, since over 70% of the Company's oil and gas revenues come from the sale of oil, the seasonal impact on gas sales is not significant.

MAJOR CUSTOMERS

     All oil and gas produced in the U.S. or Canada is sold to unaffiliated pipeline, refining, or crude oil purchasing companies. These companies may be the operators of the fields where the product is produced, or owners of the pipelines which transport the products. Previous changes of ownership or changes in operator have not resulted in an interruption of production or transportation, and consequently have not had a material adverse effect on the business of the Company.

     Approximately 56% of the Company's total oil production, originating from several different fields, is sold to or marketed through JN Petroleum Marketing, Inc (JN). The Company does not believe that the loss of JN as a customer would have any material impact on the Company, as oil production from the various fields could readily be sold to other crude oil purchasers. No other customer accounts for more than 10% of the Company's sales.

COMPETITION

     Equity is part of a highly competitive industry composed of many companies that are significantly larger and possess greater resources than the Company. These include major oil companies as well as large independent exploration and production companies. Their size and resources may allow these parties to operate at a greater competitive advantage than Equity.

     During 1997 the Company did not experience any competitive factors which impaired its production or sale of oil and gas, nor did it experience significant difficulties in contracting for drilling and related equipment.

GOVERNMENT REGULATION

     Drilling activities of the Company are regulated by several governmental agencies in the United States, both federal and state, including the
Environmental Protection Agency, Forest Service, Department of Wildlife, and Bureau of Land Management, as well as state oil and gas commissions for those states in which the Company has operations. Canadian and Russian operations are subject to similar requirements.

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

     Symskaya Exploration, Inc., in which the Company owns a 50% interest, is licensed to operate in Russia. Further discussion of this venture is found in
ITEM 2. PROPERTIES, under the caption Present Activity, and in Footnotes 6 and 9 in the financial statements.

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

     The Company also has a fee interest in 6,996 net acres of oil shale lands in Colorado. These properties have not generated significant revenue for the Company. In 1994, the Company entered into a lease agreement with another company for a five year oil and gas lease on these lands.


RESERVES

     The information found in Footnote 9 to the financial statements concerning proved reserves represents the Company's best estimate of product quantities expected to be produced from the properties based on geologic and engineering data, as well as current economic and operating conditions. The presentation is made in accordance with Securities and Exchange Commission guidelines, and is based on prices and costs in effect on December 31, 1997.

     Estimates of reserve quantities and related future net cash flows are calculated using unescalated year-end oil and gas prices and operating costs, and may be subject to substantial fluctuations based on the prices in effect at the end of each year. Reserve revisions occur when the economic limit of a property is lengthened or shortened due to changes in commodity pricing. The following table sets forth a comparison of year-end reserves, the weighted average prices used in calculating estimated reserve quantities and future net cash flows, future net cash flows discounted at 10%, and per barrel of oil equivalent discounted cash flows at the end of 1997, 1996, and 1995 (quantities in thousands, except for pricing and per barrel of oil equivalent amounts):


                      Year-end                                           SEC-10
                   Proved reserves                Year-end      SEC-10   pre-tax
                  Oil      Gas                     prices       pre-ta   values
                (MBBLs)   (MMCF)     BOE*      Oil       Gas    values   per BOE
                 ----     -----      ---       ---       ---    ------   -------

12/31/97 ......  8,420    18,909    11,571    $14.99    $2.03   $37,409    $3.23

12/31/96 ......  8,369    17,617    11,305    $24.36    $2.84   $79,002    $7.00

12/31/95 ......  7,750    18,024    10,754    $18.02    $1.38   $42,772    $3.98

No estimates of reserves have been filed with or included in any report to any other federal agency during 1997.

* - gas converted at 6,000 Mcf per barrel.

PRODUCTION

The following table sets forth the Company's production, average sales prices, and average lifting costs by geographic area for 1997, 1996, and 1995:



                            1997            1996            1995           1997           1996           1995
                             Oil             Oil             Oil            Gas            Gas            Gas
                           (Bbls)          (Bbls)          (Bbls)         (MMCF)         (MMCF)         (MMCF)
                           ------          ------          ------         ------         ------         ------
Production

Area
 Colorado                 366,319         363,080         373,766            170            106             84
 Texas                     25,359          29,186          32,861            211            315            356
 Montana                   26,103          32,845          23,385             16             17              9
 Utah                      18,745          16,769          10,069              -              -              -
 Wyoming                   76,190          68,924          44,283            660            519            422
 North Dakota               7,007           6,768           5,869              3              3              2
 Oklahoma                     435             607             640              -              -              -
 California                     -               -               -            560            365              5
 Other States                   7              13               6              -              -              2
                          -------         -------         -------          -----          -----            ---
 Total U.S.               520,165         518,192         490,879          1,620          1,325            880


 Alberta                   92,376         113,756         116,252            439            586            568
 B.C.                      23,371           4,769          12,249             10              2              3
                           ------           -----          ------             --              -              -
 Total Canada             115,747         118,525         128,501            449            588            571
                          -------         -------         -------            ---            ---            ---
Grand Total               635,912         636,717         619,380          2,069          1,913          1,451
                          =======         =======         =======          =====          =====          =====


Average Price
                                                                                                        -------------
  U.S.                    $19.49          $21.49          $17.44          $ 2.21         $1.79          $1.67
  Canada                  $15.36          $16.99          $15.49          $ 1.34         $1.01          $ .74
  Total                   $18.74          $20.65          $17.00          $ 2.02         $1.55          $1.31

Lifting Costs

  U.S.                    $ 7.53          $ 7.92          $ 7.75          $  .85         $ .66          $ .74
  Canada                  $ 4.15          $ 6.09          $ 3.75          $  .36         $ .37          $ .19
                          ------          ------          ------          ------         -----          -----
  Total                   $ 6.92          $ 7.58          $ 6.85          $  .75         $ .57          $ .53
                          ======          ======          ======          ======         =====          =====



PRODUCTIVE WELLS AND ACREAGE

     The location and quantity of Equity's productive wells and acreage as of December 31, 1997 are as follows:


 Productive Wells:                           Gross                      Net
    Oil:
        United States                         747                    100.932
        Canada                                243                     11.625
    Gas:
        United States                          71                     19.768
        Canada                                  9                      1.604
                                            -----                    -------
    Total Productive Wells                  1,070                    133.929
                                            =====                    =======

    Developed Acreage
        United States                     126,314                     12,408
        Canada                            126,440                      2,696
                                          -------                      -----
    Total Developed Acreage               252,754                     15,104
                                          =======                     ======

UNDEVELOPED LEASEHOLD ACREAGE

     The following table sets forth the Company's undeveloped oil and gas lease acreage as of December 31, 1997 by geographic area:



                                        Gross                    Net
Area                                   Acreage                 Acreage
----                                   -------                 -------
Colorado                                 22,744                 15,479
Texas                                     3,992                  1,211
Montana                                  58,673                  7,527
Utah                                      7,950                    880
Wyoming                                  26,573                 15,943
California                               18,775                 13,497
North Dakota                             13,809                  7,706
                                         ------                  -----
Total U.S.                              152,516                 62,243

Alberta                                  18,877                  3,763
                                         ------                  -----
Total Canada                             18,877                  3,763
                                         ------                  -----
Grand Total                             171,393                 66,006
                                        =======                 ======

     Through its 50% ownership in Symskaya Exploration, Inc., the Company also has an indirect 50% interest in an additional 1,100,000 gross acres in Russia. Further discussion of this venture is found in ITEM 2. PROPERTIES, under the caption Present Activity, and in Footnotes 6 and 9 to the financial statements.

DRILLING ACTIVITY

     During 1997, the Company participated in the drilling of 30 gross wells. Of this total, 18 were completed as producing oil and gas wells and 12 were plugged and abandoned as dry holes.



Gross exploratory wells      Status             1997          1996          1995
drilled:
     United States           Productive           13            15             8
                             Dry                  12             6             4
     Canada                  Productive            -             -             -
                             Dry                   -             -             -
Gross development wells
drilled:
     United States           Productive            5             3             3
                             Dry                   -             -             -
     Canada                  Productive            -             1             5
                             Dry                   -             -             -



Net exploratory wells        Status             1997          1996          1995
drilled:
     United States           Productive         4.21          3.95          1.05
                             Dry                5.99          1.64          1.08
     Canada                  Productive            -             -             -
                             Dry                   -             -             -
Net development wells
drilled:
     United States           Productive         1.74          1.19          1.30
                             Dry                   -             -             -
     Canada                  Productive            -           .50          2.14
                             Dry                   -             -             -




PRESENT ACTIVITY

DOMESTIC EXPLORATION

     In 1997, the Company participated in the drilling of a total of 25 exploratory wells resulting in 12 gas wells and 1 oil well, an overall completion success rate of 52%.

     As in 1996, drilling for gas on 3-D seismic prospects in the Sacramento Basin of northern California was the major focus of drilling activity for the Company. Over the last three years, Equity has participated in a total of nine 3-D seismic surveys in this area, covering a total of 131 square miles. A total of 40 wells, including the 11 drilled in 1997, have been drilled on these surveys through the end of this year. Of those, 25 have been completed as gas wells for an overall 63% success rate. Equity's working interest in the wells and the associated surveys ranges from 18.75% to 60%.

     Equity is the operator of two of the surveys, Davis Ranch and Merlin. The Company drilled three wells in the Merlin survey in 1997, resulting in one completion, the Henning #1-15. That well was placed on production in February 1998, producing from perforations at 5,565 to 5,568 feet at a rate of 1.2 million cubic feet per day. During drilling, additional zones from 5,518 to 5,557 feet drill stem tested at a rate of 5.9 million cubic feet per day. This interval will be completed in March of 1998. Equity has a 50% working interest in the well and the survey. A fourth well is currently scheduled to be drilled on the Merlin prospect in the second quarter of 1998.

     Should oil prices strengthen from their early 1998 low levels, Equity expects to participate in the drilling of 11 more wells in the Sacramento Basin in 1998 in addition to the Merlin well, including 2 in the Davis Ranch prospect where Equity operates with a 60% working interest, and 9 in other surveys where Equity has a 25% working interest. Further, the Company believes that there may be another 40 prospective locations on the surveys that may be drilled in future years.

     In an effort to add oil exploration to existing California activities, in 1997 the Company participated in a 36 square mile 3- D survey in the Southern San Joaquin Basin. The survey area includes several producing oil fields as well as numerous undrilled 2-D seismic leads. Shooting for the survey was completed in January of 1998. Evaluation of the data from the shoot should take approximately three months, and it is presently expected that at least one exploratory well will be drilled on the survey in the second half of the year. Equity has a 30% working interest in the survey.

     The Company participated in two exploratory wells in Wyoming in 1997, resulting in one oil completion. Although exploration drilling in the Rocky Mountains was limited in 1997, work on several Rocky Mountain prospects will lead to drilling in 1998. The largest of these is the O'Brien Springs prospect.

     This prospect, developed in house by Equity, covers a 19,200 acre lease block on which a 35 square mile 3-D survey was conducted in the fall of 1997. The project is located in Carbon County, Wyoming, in an area of complex structural geology. The prospect area has been lightly explored in the past, and includes potential multiple pays in the Tensleep, Nugget and Frontier formations. The processing and evaluation of the survey data has been completed and the initial exploratory wells on the prospect are scheduled to be drilled in mid-1998. Equity maintains a 50% operated working interest in the prospect.

     Early 1998 drilling on another Rocky Mountain prospect assembled in 1997 has met with initial success. On March 3rd casing was set on a well in Golden Valley County, North Dakota. The well, in which Equity has a 32.5% working interest, was drilled on acreage adjacent to a recompletion that Equity participated in during 1997. During drilling, the well tested oil from two formations, and is being completed as an oil well. In addition, electric logs and other tests have identified two additional zones in the well that may be productive.

EXPLOITATION & DEVELOPMENT DRILLING

     In 1997, Equity completed 100% of its five development wells, resulting in four gas wells and one oil well. Three development wells were drilled in the Siberia Ridge gas field in Sweetwater County, Wyoming. The Company has a 50% working interest in two of the wells, and a 40% interest in the other. These wells are currently on production with a combined productive capacity of 3.3 million cubic feet and 30 barrels of condensate per day. The oil well, in which Equity has a 46% working interest, was drilled and completed in the Sage Creek Unit in the Bighorn Basin of Wyoming. In each case, these wells represent part of the Company's ongoing effort to develop the potential of existing properties.

     In addition to development drilling, the Company participated in a broad range of workovers on existing properties, and committed to a 3-D seismic survey of the core producing area of the Cessford Field in Alberta, Canada in which Equity has a 50% working interest. Workover activity in the Milligan Creek Unit #2, British Columbia, resulted in a dramatic increase in production from 440 to 1,025 barrels per day. Equity maintains a 11.44% working interest in the Unit.

ACQUISITIONS

     Equity made one significant acquisition in 1997, the purchase in December of proved reserves of 1.1 million barrels of oil and 438 million cubic feet of gas for a total cost of $3.28 million. The reserves are located primarily in the Bighorn Basin of northwestern Wyoming and consist of 73 active wells in 14 fields. The Company's working interest in the properties range from 17% to 74% and average approximately 38%. In each case, in addition to the proved producing reserves, the Company believes there are substantial reserves that can be developed by further exploitation and drilling in an improved economic climate.

SYMSKAYA EXPLORATION

     During 1997, the Company operated its Symskaya project in a maintenance mode, focusing on two objectives. First, the successful sale or farmout of an interest in Symskaya to support further drilling, and second, the approval of the project by the Russian parliament in accordance with the Law on Production Sharing that was adopted subsequent to the time the original Production Sharing Agreement was signed. Neither objective has yet been accomplished. The Company will continue to pursue the same objectives in 1998.

     The area covered by Symskaya's License is located in a country that may be considered economically and politically unstable. As a result, the Symskaya project is subject to all the risks of frontier exploration in addition to the economic and political risks associated with the Russian Federation and local government, including but not necessarily limited to the cancellation or renegotiation of contracts, expropriation, tax and royalty increases, foreign exchange controls, import and export regulations, environmental regulations and other laws that may have an adverse impact on the operation. There are also increased logistical problems and costs associated with exploration activities in such a remote region.

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


                                     PART II

ITEM 5. Market for the Company's Common Stock and Related Matters

     The Company's stock is traded on the over-the-counter market and quoted over the NASDAQ National Market System using the symbol EQTY. High and low prices for 1997 and 1996 are as follows:



Quarter                                      High                    Low

1997 - 4th                                   3 15/16                2 3/4
       3rd                                   4 1/8                  3 3/16
       2nd                                   3 3/8                  2 3/4
       1st                                   4 5/16                 2 11/16

1996 - 4th                                   3 5/8                  2 13/16
       3rd                                   5                      3 1/16
       2nd                                   6 1/2                  4 3/8
       1st                                   5 7/8                  4

     The approximate number of registered stockholders of the Company as of March 6, 1998 is 1,684.

     No unregistered equity securities of the registrant have been sold during the period covered by this report.


ITEM 6. Selected Financial Data
                                  1997            1996            1995            1994            1993
---------------------------------------------------------------------------------------------------------
Net Sales ................   $ 16,457,048    $ 16,115,125    $ 12,259,739    $ 11,713,498    $ 12,729,899

Other Income .............      1,023,037         312,759         457,837         196,431          43,096

Lease Operating
Costs ....................      5,940,808       5,912,128       5,093,782       4,658,115       5,293,628

DD&A .....................      4,675,411       4,292,237       3,843,442       5,011,155       5,090,744

Impairment of
Proved Oil and
Gas Properties ...........        411,894         237,279       2,471,146             -0-             -0-

Equity Loss and Impairment
of Investment in Symskaya
Exploration, Inc. ........        356,661       9,204,394             -0-             -0-             -0-

Property
Writedowns ...............            -0-             -0-             -0-             -0-       3,292,624

3-D Seismic ..............        626,525         757,964         237,604             -0-             -0-

Exploration
Expense ..................      3,026,550       2,336,405       1,633,612       1,718,339       1,737,923

General and
Administrative ...........      2,048,194       2,030,811       1,908,778       1,560,675       1,607,892

Basic Income (Loss) Before
Cumulative Effect
of Accounting
Changes ..................       (211,156)     (5,502,646)     (1,254,812)       (360,830)     (2,476,631)

Basic Income (Loss) Per
Common Share Before
Cumulative Effect of
Accounting Changes .......   $       (.02)   $       (.43)   $       (.10)   $       (.03)   $       (.20)

Total Assets .............   $ 53,541,639    $ 50,181,437    $ 53,947,050    $ 51,908,336    $ 53,322,749

Long-Term Debt ...........     13,978,830       8,878,830       4,918,830         460,000         920,000

Cash Dividends
Per Share ................   $        .00    $        .00    $        .00    $        .00    $        .05


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion provides information on the results of operations for the three years ended December 31, 1997 and the financial condition, liquidity and capital resources as of December 31, 1997. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

The profitability of the Company's operations in any particular accounting period will be directly related to the average realized prices of oil and gas sold, the volume of oil and gas produced and the results of acquisition, development and exploration activities. The average realized prices of oil and gas will fluctuate from one period to another due to market conditions. The aggregate amount of oil and gas produced may fluctuate based on development and exploitation of oil and gas reserves and other factors. Production rates, value-based production taxes, labor and maintenance expenses are expected to be the principal influences on operating costs. Accordingly, the results of operations of the Company may fluctuate from period to period.

OIL AND GAS RESERVES

     Excluding revisions to previous estimates, 1997 drilling and acquisition activities in the United States and Canada added 1.72 million barrels of oil equivalent to the Company's proved reserve base, replacing 175% of 1997 production. Sharply lower oil prices caused year-end downward revisions in the estimates of oil reserves of 555,000 barrels. In total, the Company's proved oil and gas reserves inreased 5% over 1996 levels. At year end 1997, proved reserves stood at 8.42 million barrels of oil and 18.9 billion cubic feet of natural gas. Using a 10% discount rate and year-end oil and gas prices and operating costs as prescribed by the Securities and Exchange Commission, the pre-tax net present value of the Company's reserves at year-end 1997 totaled $37 million, compared to $79 million at year-end 1996. The principal cause of the decline in pre-tax values are the lower year-end prices in 1997 used to estimate oil reserves.

In 1996 the Company added 1.30 million barrels of oil equivalent, equal to 136% of 1996 oil and gas production. Year end 1996 proved reserves of oil were 8.37 million barrels, an increase of 8% over year end 1995 reserves of 7.75 million barrels. Natural gas proved reserves at year end 1996 were 17.62 billion cubic feet, 2% lower than at year end 1995. Barrel equivalent reserves of 11.31 million barrels were 5% higher on a year to year basis.

EQUITY LOSS AND IMPAIRMENT OF INVESTMENT IN SYMSKAYA EXPLORATION,  INC.

     In 1996, Symskaya plugged and abandoned the Lemok #1 well, and charged the drilling costs of the well to expense. Due to the uncertainty relating to Symskaya's obtaining additional outside financing and proceeding with development of the License area, all other capitalized costs related to the Company's investments in and advances to Symskaya were also written off, resulting in a total charge to expense of $9,204,394. The Company has no current plans to fund future exploratory drilling in Russia. The Company's 50% share of Symskaya's net loss in 1997 was $356,661, which resulted primarily from administrative related epenses. Further discussion of this venture is found in
ITEM 2. PROPERTIES, under the caption PRESENT ACTIVITY, and in Footnotes 6 and 9 to the financial statements.

ADOPTION OF SFAS NO. 121

     As discussed in Note 2 to the financial statements, the Company adopted SFAS No. 121, Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal, effective July 1, 1995. The adoption of this accounting standard resulted in non-cash charges for the impairment of proved oil and gas properties in the amount of $2,471,146 ($1,557,563 after tax) in 1995. Non-cash SFAS No. 121 impairment charges of $411,894 ($259,493 after tax) and $237,279 ($149,557 after tax) were recorded during 1997 and 1996, respectively. SFAS No. 121 requires successful efforts companies to evaluate the recoverability of the carrying costs of their proved oil and gas properties at a field level, rather than on a company-wide level as previously allowed by the Securities and Exchange Commission. The SFAS No. 121 test compares the expected undiscounted future net revenues from each producing field with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to fair value, which is determined using discounted future net revenues from the producing field. These are non-cash financial statement events only. There has been no decrease in the quantity or expected future net revenue from the Company's reserves, nor is there any impact on the Company's cash flows.


RESULTS OF OPERATIONS

COMPARISON OF 1997 WITH 1996

OIL AND GAS  PRODUCTION  AND SALES

     The Company's 1997 increases in oil and gas sales are due largely to increases in natural gas production and prices. During 1997, the Company's gas production increased 8%, from 1.9 Bcf in 1996 to 2.1 Bcf in 1997. Average prices of $2.02 per Mcf in 1997 were 30% higher than the $1.55 received in 1996. The increase in gas production reflects the ongoing success and rising contribution from the Company's exploration and development programs in California and Wyoming.

Offsetting the increases in gas production and pricing, oil production was essentially flat from year to year, with 636,000 barrels produced in 1997, compared to 637,000 barrels in 1996. While 1997 year-end oil prices experienced a sharp decline from the prior year, the decline in average prices received throughout the year was somewhat milder. Average prices of $18.74 per barrel were 10% lower than the $20.65 per barrel received in 1996. Further details of production and pricing are found in Item 2. PROPERTIES, under the caption PRODUCTION.

OTHER INCOME

     During the first half of 1997, the Company recorded a gain on the sale of certain oil and gas properties of approximately $325,000. The properties sold had reserves of less than 15,000 barrels of oil. There was no corresponding event in 1996. In addition, during the third quarter of 1997, the Company sold its minority interest in an oil field technology research company. In connection with the sale, the Company recognized a gain of approximately $200,000. These two transactions combined to increase other income by 227% over 1996 levels.

LEASE  OPERATING  COSTS

     Despite a higher number of wells on production during 1997 as compared to 1996, lease operating costs declined on a per-unit basis. The primary factor in the decline was a reduction in value-based production taxes. As 65% of the Company's production on a barrel of oil equivalent basis comes from crude oil, the decline in average oil prices in 1997 brought about a similar decline in production taxes.

In addition, operating costs associated with natural gas properties are lower on a barrel of oil equivalent basis than for oil producing properties. The Company's ratio of gas to oil production is increasing, and as it does so, per unit costs are likely to decline.

DEPRECIATION, DEPLETION, AND AMORTIZATION (DD&A)

     Increased DD&A charges in 1997 were a direct reflection of lower year-end oil prices used in calculating reserves. Generally speaking, as oil prices decline, economic oil reserves also decline. As these reserves decline, extraction percentages increase, resulting in higher DD&A charges.

IMPAIRMENT OF PROVED OIL AND GAS PROPERTIES

     As discussed previously, included in the Statement of Operations for 1997 and 1996 are non-cash charges for the impairment of proved oil and gas properties in the amount of $411,894 and $237,239, respectively.


EQUITY  LOSS AND  IMPAIRMENT  OF  INVESTMENT  IN SYMSKAYA  EXPLORATION,  INC.

     As discussed above, in 1996, Symskaya plugged and abandoned the Lemok #1 well, and charged the drilling costs of the well to expense. Due to the uncertainty relating to Symskaya's obtaining additional outside financing and proceeding with development of the License area, all other capitalized costs related to the Company's investments in and advances to Symskaya were also written off, resulting in a total charge to expense of $9,204,394 ($6,592,206 after tax). The Company's 50% share of Symskaya's net loss in 1997 was $356,661, which resulted primarily from administrative related epenses.

3-D SEISMIC AND EXPLORATION EXPENSES

     During 1997, the Company incurred $626,525 in 3-D seismic costs related to its exploration programs, compared to $757,964 in 1996. Exploration expenses increased as the Company drilled 12 exploratory dry holes in 1997, compared to 6 dry holes in 1996. Successful efforts accounting, the method used by the Company, requires both 3D seismic costs and exploratory dry hole costs to be expensed on a current basis.

GENERAL  AND  ADMINISTRATIVE   EXPENSES

     The Company recorded increases in compensation expense, along with small increases in other administrative charges during 1997.

INTEREST EXPENSE

     During 1996, because of its ongoing exploration project in Russia, the Company was required to capitalize most of its interest expense. With activity in Russia curtailed in 1997, interest is now being charged to expense. Along with increased borrowing on the Company's revolving credit facility, this caused interest expense to increase during 1997 over 1996 levels.

INCOME TAX  BENEFIT

     Income tax expense for 1997 includes additional taxes arising from an audit of the Company's Canadian tax returns. The adjustment resulted in the accrual of approximately $375,000 in additional Canadian taxes related to prior years. Details concerning the components of the tax expense can be found in Footnote 3 to the financial statements.


COMPARISON OF 1996 WITH 1995

OIL AND GAS PRODUCTION AND SALES

     The Company recorded increases in oil and gas production and sales during 1996, compared to 1995. Oil production rose 3%, from 619,380 barrels in 1995 to 636,717 barrels in 1996. Gas production rose 32%, from 1.45 Bcf in 1995 to 1.91 Bcf in 1996. The production increases were a direct result of the Company's successful exploration and development drilling and acquisition programs. Increases in production were augmented by increases in both oil and gas average prices received during the year. The Company's average gas price received during 1996 was $1.55, up 18% from $1.31 received during 1995. Oil prices increased 21% from $17.00 in 1995 to $20.65 in 1996. The combination of increased production and increased prices resulted in an increase of 31% in oil and gas sales for 1996. Further details of production and pricing are found in Item 2. Properties, under the caption Production.

OTHER INCOME

     Other income in 1995 included the recognition of $178,553 of lease revenue deferred in 1994. There was no similar transaction in 1996. This reduction in other income was partially offset by increased overhead fees from operated properties.

LEASE  OPERATING  COSTS

     Lease operating costs increased 16% in 1996 over 1995 levels. The increase was directly attributable to the increases in production discussed above, higher value-based production taxes associated with increased product prices, and a greater number of wells on production. 1996 was the first full year of operations for the wells drilled and acquired during 1995. In addition, the Company added approximately 40 wells during 1996.

DEPRECIATION, DEPLETION, AND AMORTIZATION (DD&A)

     Increased DD&A charges in 1996 were a direct reflection of increased production and the addition of new wells to the Company's depletion base. As discussed above, 1996 was the first full year of operations for the wells drilled and acquired during 1995. In addition, the Company added approximately 40 wells during 1996.

IMPAIRMENT OF PROVED OIL AND GAS PROPERTIES

     As discussed previously, included in the Statement of Operations for 1996 and 1995 are non-cash charges for the impairment of proved oil and gas properties in the amount of $237,279 and $2,471,146, respectively. The 1995 charge resulted from the Company's adoption of SFAS No. 121, effective July 1, 1995.

EQUITY  LOSS AND  IMPAIRMENT  OF  INVESTMENT  IN SYMSKAYA  EXPLORATION,  INC.

     As discussed above, In 1996, Symskaya plugged and abandoned the Lemok #1 well, and charged the drilling costs of the well to expense. Due to the uncertainty relating to Symskaya's obtaining additional outside financing and proceeding with development of the License area, all other capitalized costs related to the Company's investments in and advances to Symskaya were also written off, resulting in a total charge to expense of $9,204,394 ($6,592,206 after tax).

3-D SEISMIC AND EXPLORATION EXPENSES

     During 1996, the Company incurred $757,964 in 3-D seismic costs related to its California exploration programs, compared to $237,604 in 1995. Exploration expenses increased as the Company drilled 6 dry holes in 1996, including one dry hole which cost approximately $500,000, compared to 4 dry holes in 1995.

GENERAL  AND  ADMINISTRATIVE   EXPENSES

     The Company recorded increases in compensation expense, along with small increases in other administrative charges during 1996.

INTEREST  EXPENSE

     Subsequent to the plugging of the Lemok #1, the Company discontinued capitalizing interest expense on the investment in Symakaya Exploration, Inc. Along with increased borrowing on the Company's revolving credit facility, this caused interest expense to increase 126% during 1996 over 1995 levels.

     INCOME TAX BENEFIT

     The Company's income tax benefit was a function of the loss in 1996. Details concerning the components of the tax benefit can be found in Footnote 3 to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

                                1997          1996          1995
----------------------------------------------------------------
Cash, cash equivalents,
  and temporary cash
  investments              $  378,801   $  837,763    $1,467,219

Working capital             2,652,023    2,809,086     3,721,049

Cash provided by
  operating activities      4,181,477    5,807,986     4,143,390

Cash (used in)
  investing activities     (9,260,988)  (9,476,999)   (8,414,086)

Cash provided by
  financing activities      4,670,351    3,945,722     4,418,606


CASH AND WORKING CAPITAL

     Total cash balances dropped by 55% from 1996, as a result of a combination of several events discussed in the following paragraphs. Working capital decreased by 6%. The Company's ratio of current assets to current liabilities was 2.33 to 1 at December 31, 1997, compared to 2.17 to 1 at December 31, 1996. The Company believes that existing cash balances, cash flow from operating activities, and the remaining borrowing capacity under its revolving credit facility will provide adequate resources to meet its capital, exploration, and acquisition spending objectives in 1998.

CASH FLOW  FROM  OPERATING  ACTIVITIES

     Cash flow from operating activities declined in 1997 compared to 1996 levels, primarily as a result of a reduction in accounts payable balances, which is mainly a function of timing. Higher oil and gas sales, which arose from increased oil and gas production and higher product prices, were the principal factors behind an increase in cash flow from operating activities from 1995 to 1996.

CASH FLOWS FROM  INVESTING  ACTIVITIES

     Capital expenditures in 1997 were 30% higher than the amount recorded in 1996. Included in the 1997 figures were $3.2 million associated with proved property acquisitions, and $1.2 million associated with unproved property acquisitions. During 1996, the Company recorded costs of $2 million and $.5 million, respectively, for these property acquisitions. Subsequent to the
plugging  of  the  Lemok  #1  in  1996,  the  Company's   advances  to  Symskaya
Exploration, Inc. decreased significantly. During 1997 the Company advanced approximately $357,000 to Symskaya, compared to approximately $3.0 million in 1996. The Company expects that advances to Symskaya in 1998 will again be minimal as the Company has no current plans to fund any exploratory drilling. The investment activity was partially funded by proceeds from the sale of properties in 1997, and by the sale of temporary cash investments in both years. 1996 capital expenditures increased 2% over 1995 levels. Funds advanced to Symskaya Exploration increased from $2,745,319 in 1995 to $3,043,952 in 1996, an increase of 11%.

CASH FLOWS FROM FINANCING  ACTIVITIES

     In March of 1995, the Company obtained a $20 million Borrowing Base Credit Facility (the Facility), with an initial commitment of $10 million. The Company used proceeds of $5,100,000, $3,960,000 and $4,918,830 in 1997, 1996 and 1995
respectively, from the Facility to fund capital expenditures, retire its previous outstanding Note Payable in the amount of $920,000, and for working capital purposes. As of December 31, 1997 the outstanding balance under the Facility was $13,978,830 at an average interest rate of 7.69%. On October 17, 1997, the Company amended its credit agreement, increasing the current commitment from $10 million to $15 million.

The Company purchased 135,600 shares of its stock on the open market during 1997 at an average price of $3.17 per share. The purchases were made pursuant to a share repurchase program adopted by the Company in June of 1997. The Company purchased 29,000 shares of its stock during 1996 at an average price of $3.40 per share.

COMMITMENTS

     Under the terms of  Symskaya's  License  and  Production  Sharing  Contract
(PSC), Equity was committed to advance Symskaya a minimum of $6 million during the first 5 contract years, representing 50% of the minimum expenditures called for in the License and PSC, with the remainder being funded by Leucadia National Corporation, Symskaya's other 50% shareholder. The first contract year began November 15, 1993. The amounts spent through November 14, 1997, the end of the fourth contract year, have satisfied all minimum commitments required. Further discussion of this venture is found in ITEM 2. Properties, under the caption Present Activity, and in Footnotes 6 and 9 to the financial statements.

OTHER ITEMS

     The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have any significant effects on current or future earnings or operations.

YEAR 2000

     The Company uses computers principally for processing and analyzing geophysical and geological data, map making, and administrative functions such as word processing, accounting, and financial reporting. The Company's principal computer systems have been purchased since December 31, 1995. The Company has an ongoing program to ensure that its operational and financial systems will not be adversely affect by year 2000 software failures. While the Company believes it is taking all appropriate steps to assure year 2000 compliance, it is dependent substantially on vendor compliance. The Company intends to modify or replace those systems that are not year 2000 compliant. The Company is requiring its systems and software vendors to represent that the services and products provided are, or will be, year 2000 compliant, and has planned a program to test compliance. The Company anticipates completing that test no later than year-end 1998. The Company estimates that any cost to redevelop, replace, or repair its technology will not be material.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements in this Form 10-K, future filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risk of a significant natural disaster, the inability of the Company to ensure against certain risks, the adequacy of its loss reserves, fluctuations in commodity prices, the inherent limitations in the inability to estimate oil and gas reserves, changing government regulations, as well as general market conditions, competition and pricing. The Company believes that forward-looking statements made by it are based upon reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate", "anticipate", "expect","predict", "believe" and similar expressions are intended to identify forward-looking statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equity Oil Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1995 the Company changed its method of measuring impairment of proved oil and gas properties.



                                        Coopers & Lybrand L.L.P.

                                        Salt Lake City, Utah
                                        January 16, 1998


                               EQUITY OIL COMPANY
                                  BALANCE SHEET
                           December 31, 1997 and 1996

        ASSETS                                                        1997             1996
                                                                      ----             ----

Current assets:
   Cash and cash equivalents ...............................   $     378,801    $     787,961
   Temporary cash investments ..............................            --             49,802
   Accounts receivable .....................................       2,957,677        2,911,637
   Operator advances .......................................         683,858          749,033
   Federal, state and foreign income
     taxes receivable ......................................          88,174          311,393
   Deferred income taxes ...................................          18,934           31,053
   Other current assets ....................................         514,713          372,701
                                                               -------------    -------------
           Total current assets ............................       4,642,157        5,213,580
                                                               -------------    -------------

Property and equipment, at cost (successful efforts method):
   Unproved oil and gas properties .........................       3,504,362        2,565,727
   Proved oil and gas properties:
     Developed leaseholds ..................................      13,049,597       10,548,580
     Intangible drilling costs .............................      68,324,359       65,983,136
     Equipment .............................................      27,733,805       26,284,602
   Other property and equipment ............................         759,768          765,100
                                                               -------------    -------------
                                                                 113,371,891      106,147,145
        Less accumulated depreciation,
           depletion and amortization ......................     (64,846,514)     (61,732,014)
                                                               -------------    -------------
                                                                  48,525,377       44,415,131
                                                               -------------    -------------
Other assets:
   Investment in Raven Ridge Pipeline
     Partnership ...........................................         268,821          405,328
   Other assets ............................................         105,284          147,398
                                                               -------------    -------------
                                                                     374,105          552,726
                                                               -------------    -------------

           Total assets ....................................   $  53,541,639    $  50,181,437
                                                               =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY ....................

Current liabilities:
   Accounts payable ........................................   $   1,327,120    $   1,880,418
   Accrued liabilities .....................................         120,039          153,467
   Federal, state and foreign income
     taxes payable .........................................         354,002          191,509
   Accrued profit-sharing contribution .....................         188,973          179,100
                                                               -------------    -------------
           Total current liabilities .......................       1,990,134        2,404,494
                                                               -------------    -------------


Revolving credit facility ..................................      13,978,830        8,878,830
Deferred income taxes ......................................       4,851,966        5,565,973
                                                               -------------    -------------
                                                                  18,830,796       14,444,803
                                                               -------------    -------------
Commitments (Note 6)

Stockholders' equity:
   Common stock, $1 par value:
     Authorized:  25,000,000 shares
     Issued:  12,761,100 shares in 1997
        and 12,751,100 shares in 1996 ......................      12,761,100       12,751,100
   Paid in capital .........................................       3,667,707        3,648,333
   Retained earnings .......................................      16,820,204       17,031,360
                                                               -------------    -------------
                                                                  33,249,011       33,430,793
   Less treasury stock, at cost ............................        (528,302)         (98,653)
                                                               -------------    -------------
                                                                  32,720,709       33,332,140
                                                               -------------    -------------
        Total liabilities and
           stockholders' equity ............................   $  53,541,639    $  50,181,437
                                                               =============    =============

     The accompanying notes are an integral part of the financial statements


                               EQUITY OIL COMPANY

                             STATEMENT OF OPERATIONS
              for the years ended December 31, 1997, 1996 and 1995




                                                        1997            1996            1995
                                                        ----            ----            ----

Revenues:
    Oil and gas sales .........................   $ 16,457,048    $ 16,115,125    $ 12,259,739
    Partnership income ........................        311,215         306,114         311,960
    Interest ..................................        153,672         140,053         221,020
    Other income ..............................      1,023,037         312,759         457,837
                                                  ------------    ------------    ------------
                                                    17,944,972      16,874,051      13,250,556
                                                  ------------    ------------    ------------

Expenses:
    Oil and gas leasehold operating costs .....      5,940,808       5,912,128       5,093,782
    Depreciation, depletion and amortization ..      4,675,411       4,292,237       3,843,442
    Impairment of proved oil and gas properties        411,894         237,279       2,471,146
    Equity loss and impairment of investment
      in Symskaya Exploration, Inc. ...........        356,661       9,204,394            --
    Leasehold abandonments ....................         86,542          87,464          30,597
    3-D seismic ...............................        626,525         757,964         237,604
    Exploration ...............................      3,026,550       2,336,405       1,633,612
    General and administrative ................      2,048,194       2,030,811       1,908,778
    Interest, net of interest capitalized
      of $364,637 in 1996 and $70,000 in 1995 .        733,980         164,678          72,625
                                                  ------------    ------------    ------------
                                                    17,906,565      25,023,360      15,291,586
                                                  ------------    ------------    ------------

         Income (loss) before income taxes ....         38,407      (8,149,309)     (2,041,030)

Provision for (benefit from) income taxes .....        249,563      (2,646,663)       (786,218)
                                                  ------------    ------------    ------------

         Net loss .............................   $   (211,156)   $ (5,502,646)   $ (1,254,812)
                                                  ============    ============    ============

Basic and diluted net loss per common share ...   $       (.02)   $       (.43)   $       (.10)
                                                  ============    ============    ============

Basic and diluted weighted
   average shares outstanding .................     12,686,211      12,733,864      12,597,238
                                                  ============    ============    ============

     The accompanying notes are an integral part of the financial statements


                               EQUITY OIL COMPANY

                             STATEMENT OF CHANGES IN
                    STOCKHOLDERS' EQUITY for the years ended
                        December 31, 1997, 1996 and 1995


                                                       Common Stock              Paid in         Retained        Treasury Stock
                                                  Shares          Amount         Capital         Earnings     Shares         Cost
Balance at January 1, 1995 ................     12,593,631    $ 12,593,631    $  2,934,792    $ 23,788,818    52,031   $   (112,210)
   Net loss ...............................                                                     (1,254,812)
   Treasury stock purchased,
     $3.79 per share ......................                                                                   13,500        (51,181)
   Common stock issued for services,
     $3.88 per share ......................         12,000          12,000          34,500
   Treasury stock canceled, $2.49 per share        (65,531)        (65,531)        (97,860)                  (65,531)       163,391
   Common stock issued on exercise
     of incentive stock options ...........        171,000         171,000         510,525
   Income tax benefit from exercise
     of incentive stock options ...........                                        103,530


Balance at December 31, 1995 ..............     12,711,100      12,711,100       3,485,487      22,534,006      --             --

   Net loss ...............................                                                     (5,502,646)
   Treasury stock purchased,
     $3.40 per share ......................                                                                   29,000        (98,653)
   Common stock issued for services,
     $5.04 per share ......................         20,500          20,500          82,813
   Common stock issued on exercise
     of incentive stock options ...........         19,500          19,500          64,875
   Income tax benefit from exercise
     of incentive stock options ...........                                         15,158

Balance at December 31, 1996 ..............     12,751,100      12,751,100       3,648,333      17,031,360    29,000        (98,653)

   Net loss ...............................                                                       (211,156)
   Treasury stock purchased,
     $3.17 per share ......................                                                                  135,600       (429,649)
   Common stock issued for services,
     $2.94 per share ......................         10,000          10,000          19,374

Balance at December 31, 1997 ..............     12,761,100    $ 12,761,100    $  3,667,707    $ 16,820,204   164,600   $   (528,302)
                                              ============    ============    ============    ============ =========    ===========

     The accompanying notes are an integral part of the financial statements



                               EQUITY OIL COMPANY

                             STATEMENT OF CASH FLOWS
              for the years ended December 31, 1997, 1996 and 1995

                                                                             1997                 1996                1995
                                                                             ----                 ----                ----
Cash flows from operating activities:
   Net loss ....................................................................   $  (211,156)   $(5,502,646)   $(1,254,812)
   Adjustments to reconcile net loss
     to net cash provided by operating activities:
       Impairment of proved oil and gas properties .............................       411,894        237,279      2,471,146
       Equity loss and impairment of investment
          in Symskaya Exploration, Inc. ........................................       356,661      9,204,394           --
       Depreciation, depletion and amortization ................................     4,675,411      4,292,237      3,843,442
       Partnership distributions in excess of income ...........................       136,508        134,892        144,717
       (Gain) loss on property dispositions ....................................      (243,423)        87,464         43,227
       Change in other assets ..................................................        42,114         42,113         21,057
       Deferred income tax benefit .............................................      (701,888)    (3,130,574)    (1,374,414)
       Common stock issued for services ........................................        29,374        103,313         46,500
            Cash provided by operating activities before                           -----------    -----------    -----------
               changes in working capital items                                      4,495,495      5,468,472      3,940,863
       Increase (decrease) from changes in:
          Accounts receivable and operator advances ............................        19,135       (406,805)       133,624
          Other current assets .................................................      (142,012)         5,893           (784)
          Accounts payable and accrued liabilities .............................      (576,853)       735,915         11,438
          Deferred lease rental revenue ........................................          --             --         (178,553)
          Income taxes payable/receivable ......................................       385,712          4,511        236,802
                                                                                   -----------    -----------    -----------
            Net cash provided by operating activities ..........................     4,181,477      5,807,986      4,143,390
                                                                                   -----------    -----------    -----------
Cash flows from investing activities:
   Sale of temporary cash investments ..........................................        49,802        906,165      1,510,761
   Advances to Symskaya Exploration ............................................      (356,661)    (3,043,952)    (2,745,319)
   Capital expenditures ........................................................    (9,547,036)    (7,339,212)    (7,179,528)
   Proceeds from sale of oil and gas property ..................................       592,907           --             --
                                                                                   -----------    -----------    -----------
            Net cash used in investing activities ..............................    (9,260,988)    (9,476,999)    (8,414,086)
                                                                                   -----------    -----------    -----------
Cash flows from financing activities:
   Exercise of incentive stock options .........................................          --           84,375        681,525
   Increase in other assets ....................................................          --             --         (210,568)
   Purchase of treasury stock ..................................................      (429,649)       (98,653)       (51,181)
   Borrowings under revolving credit facility ..................................     5,100,000      3,960,000      4,918,830
   Payments on note payable ....................................................          --             --         (920,000)
                                                                                   -----------    -----------    -----------
          Net cash provided by financing activities ............................     4,670,351      3,945,722      4,418,606
                                                                                   -----------    -----------    -----------
Net (decrease) increase in cash and cash equivalents ...........................      (409,160)       276,709        147,910
Cash and cash equivalents at beginning of year .................................       787,961        511,252        363,342
                                                                                   -----------    -----------    -----------
Cash and cash equivalents at end of year .......................................   $   378,801    $   787,961    $   511,252
                                                                                   ===========    ===========    ===========
Cash, cash equivalents and temporary
  cash investments at end of year ..............................................   $   378,801    $   837,763    $ 1,467,219
                                                                                   ===========    ===========    ===========

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
     Income taxes ..............................................................   $   701,694    $   419,121    $   355,993
     Interest ..................................................................   $   733,980    $   164,678    $    72,625



     The accompanying notes are an integral part of the financial statements

                               EQUITY OIL COMPANY

                          NOTES TO FINANCIAL STATEMENTS


1.       Significant Accounting Policies:

         A.    The Company:

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

         C.    Accounting for Oil and Gas Operations:

               The Company reports using the "successful efforts" method of accounting for oil and gas operations. The use of this method results in capitalization of those costs identified with the acquisition, exploration and development of properties that produce revenue or, if in the development stage, are anticipated to produce future revenue. Costs of unsuccessful exploration efforts are expensed in the period in which it is determined that such costs are not recoverable through future revenues. Exploratory geological and geophysical costs are expensed as incurred. The costs of development wells are capitalized whether productive or nonproductive.

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

               The provision for depreciation, depletion and amortization of proved oil and gas properties is computed using the unit of production method, based on


                                    Continued

                               EQUITY OIL COMPANY

1.       Significant Accounting Policies, Continued:

               proved oil and gas reserves. Estimated dismantlement, restoration and abandonment costs are expected to be offset by estimated residual values of lease and well equipment. Thus, no accrual for such costs has been recorded.


         D.    Concentration of Credit Risk:

               Substantially all of the Company's accounts receivable are within the oil and gas industry, primarily from purchasers of oil and gas (see Note 5). Although diversified within many companies, collectibility is dependent upon the general economic conditions of the industry. The receivables are not collateralized and, to date, the Company has experienced minimal bad debts. The majority of the Company's cash, cash equivalents and temporary cash investments is held by three financial institutions located in Salt Lake City, Utah, and by one financial institution in Calgary, Alberta.

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

         F.    Foreign Operations:

               Operations and investments in Canada have been translated into U.S. dollar equivalents at the average rate of exchange in effect at the transaction date. Foreign exchange gains or losses during 1997, 1996 and 1995 were not material.

                                    Continued

                               EQUITY OIL COMPANY

1.       Significant Accounting Policies, Continued:

         G.    Income (Loss) Per Common Share:

               In 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share". All prior periods have been restated to conform to the new requirements. Basic earnings per share was computed by dividing the net loss by the weighted average number of common shares outstanding and the effect of dilutive unexercised stock options. Options to purchase 1,141,000, 1,076,000 and 904,000 shares of common stock at prices ranging from $3.56 to $6.00 per share were outstanding at December 31, 1997, 1996 and 1995, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

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


                                    Continued

                               EQUITY OIL COMPANY

         The Company recorded non-cash impairment charges of $411,894 and $237,279 for 1997 and 1996, respectively.

3.       Income Taxes:

         The  provision  for  (benefit   from)  income  taxes  consists  of  the
         following:

                                                 1997                 1996                1995
                                                 ----                 ----                ----
         Currently payable (receivable):
           U.S. income taxes (including
              alternative minimum tax)      $    18,584            $ 185,082       $     188,666
           State income taxes                    70,512              108,463              26,262
           Canadian income taxes                471,064              190,366             373,268
           Taxes due from Canadian audit        391,291                    -                  -
         Deferred tax benefit                  (701,888)          (3,130,574)         (1,374,414)
                                              ---------           ----------       -------------

                                              $ 249,563       $   (2,646,663)       $   (786,218)
                                               ========        =============         ===========


         The Company accounts for income taxes in accordance with SFAS No. 109. Deferred income taxes are provided on the difference between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively.



                                    Continued

                               EQUITY OIL COMPANY

3.       Income Taxes, Continued:

         The components of the net deferred tax liability as of December 31, 1997 and 1996 were as follows:

                                                             1997        1996
                                                             ----        ----

         Deferred tax assets:
           AMT credit carryforward                      $   293,789   $ 326,104
           State income taxes                                26,068      42,347
           Deferred compensation                             13,370       9,211
           Geological and geophysical costs                 637,371     439,306
           Capitalized interest                             433,750     204,755
           Foreign tax credit carryforward                  501,257     265,301
           Equity loss and impairment of investment
             in Symskaya Exploration, Inc.                2,687,806   3,283,105
                                                          ---------   ---------
                                                          4,593,411   4,570,129
           Valuation allowance                             (501,257)   (992,458)
                                                          ---------   ---------
           Total deferred tax asset                       4,092,154   3,577,671
                                                          ---------   ---------

         Deferred tax liabilities:
           Deferred income                                   95,465      20,505
           Property and equipment                         8,802,389   9,012,408
           Pipeline partnership                              27,332      79,678
                                                          ---------   ---------
           Total deferred tax liability                   8,925,186   9,112,591
                                                          ---------   ---------

         Net deferred tax liability                      $4,833,032  $5,534,920
                                                          =========   =========


         The net deferred tax liability as of December 31, 1997 and 1996 is reflected in the balance sheet as follows:

           Current deferred tax asset                       (18,934)    (31,053)
           Long-term deferred tax liability               4,851,966   5,565,973
                                                          ---------   ---------

                                                         $4,833,032  $5,534,920
                                                          =========   =========





                                    Continued

                               EQUITY OIL COMPANY

3.       Income Taxes, Continued:

         The provision for (benefit from) income taxes differs from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income (loss) before income taxes for the following reasons:

                                                  1997         1996            1995
                                                  ----         ----            ----

Federal statutory tax expense (benefit) .   $    13,058    $(2,770,765)   $  (693,948)
Increase (reduction) in taxes
  resulting from:
     State taxes (net of federal
      benefit) ..........................        (5,323)      (198,849)       (68,376)
     Canadian taxes (net of foreign
        tax credits) ....................       113,882       (107,549)       287,670
     Excess allowable percentage
      depletion .........................      (162,297)      (171,724)      (166,509)
     Investment tax and other credits ...       (84,136)      (124,933)      (145,055)
     Taxes due from Canadian audit ......       374,379            --            --
     Unrecognized capital loss related
        to impairment of investment
        in Symskaya Exploration, Inc. ...          --          727,157           --
                                            -----------    -----------    -----------

Provision for (benefit from) income taxes   $   249,563    $(2,646,663)   $  (786,218)
                                            ===========    ===========    ===========


         At December 31, 1997, the Company had approximately $294,000 of alternative minimum tax credit carryforwards which can be carried forward indefinitely, and approximately $501,000 of foreign tax credit carryforwards which expire in 2001.

4.       Stock-Based Compensation Plan:

         At December 31, 1997, the Company had one stock-based compensation plan, which is described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:





                                    Continued

                               EQUITY OIL COMPANY

4.      Stock-Based Compensation Plan, Continued:

                                                         1997            1996            1995
                                                     ------------    -----------        ---------

Net loss ..........................   As reported   $  (211,156)   $  (5,502,646)   $  (1,254,812)
                                      Pro forma     $  (336,511)   $  (5,635,133)   $  (1,297,811)

Net loss per share ................   As reported   $      (.02)   $        (.43)   $        (.10)
                                      Pro forma     $      (.03)   $        (.44)   $        (.10)


         Note: Basic and diluted loss per share are the same.

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

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996, and 1995 respectively: expected volatility of 50, 67 and 65 percent, risk-free interest rates of 6.3, 5.4 and 7.2 percent; expected life of 5 years and dividend yield of zero for all three years.












                                    Continued

                               EQUITY OIL COMPANY

4.      Stock-Based Compensation Plan, Continued:


                                                  1997                               1996                                1995
                                  -------------------------------------------------------------------------------------------
                                        Shares   Weighted-Average    Shares   Weighted-Average     Shares   Weighted-Average
Fixed Options                          (000)       Exercise Price    (000)       Exercise Price    (000)       Exercise Price
-------------                        ---------   ---------------------------   ---------------------------   ----------------
Outstanding at beginning of year       1,076            $4.42            904           $4.22         1,047           $4.28
Granted ........................         121             3.56            222            5.13           102            3.63
Exercised ......................         --               --             (39)           3.94          (171)           3.98
Forfeited ......................         (56)            4.37            (11)           4.38           (74)           4.75
                                         ---             ----            ---            ----           ---            ----
Outstanding at end of  year ....       1,141             4.33          1,076            4.42           904            4.22

Options exercisable at year-end          880                             775                           743
                                       =====                           =====                         =====
Weighted-average fair value of
   options granted during the year     $1.56                           $3.06                         $2.18


     The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                                           Options Outstanding                  Options Exercisable
                          Number           Weighted-Average                                Number
    Range of            Outstanding            Remaining        Weighted-Average         Exercisable        Weighted-Average
  Exercise Prices       at 12/31/97        Contractual Life      Exercise Price          at 12/31/97          Exercise Price
-------------------   ---------------    --------------------  ------------------      ---------------      ----------------
$3.56 to $3.56             260,500              7.98   years        $3.56                   139,000             $3.56
$3.63 to $4.00             290,000              5.52                $3.86                   263,600             $3.88
$4.22 to $5.00             292,000              6.44                $4.51                   263,200             $4.53
$5.13 to $5.50             257,500              8.64                $5.18                   172,700             $5.20
$6.00 to $6.00              41,000              2.16                $6.00                    41,000             $6.00
                         ---------              ----                -----                   -------             -----
                         1,141,000              6.90                $4.33                   879,500             $4.38
                         =========              ====                =====                   =======             =====




5.           Geographic Segment Information:

             The Company has oil and gas operations in the U.S., Canada and Russia. Operating profit is total revenue less operating expenses. In computing operating profit, general and administrative expenses and interest expense have not been deducted. Identifiable assets are those assets of the Company that are identifiable with the operations of each geographical area.


                                    Continued

                               EQUITY OIL COMPANY

5.           Geographic Segment Information, Continued:

             Revenue from a major U.S. oil company accounted for approximately 38 percent of total revenues in 1997, 45 percent of total revenues in 1996, and 51 percent of total revenues in 1995.

             Information about the Company's operations in the U.S., Canada and Russia for the years ended December 31, 1997, 1996, and 1995 is as follows:

              1997:                              United States              Canada            Russia                 Total

              Revenues                          $        15,631,738   $       2,313,234  $               -   $       17,944,972
                                                 ==================    ================   ================     ================

              Operating profit (loss)           $         1,815,391   $       1,361,851     $     (356,661)  $        2,820,581
              General and administrative
                expenses                                 (2,048,194)                  -                  -           (2,048,194)
              Interest expense                             (733,980)                  -                  -             (733,980)
                                                  -----------------    ----------------   ----------------     ----------------

                Income (loss) before
                  income taxes                  $          (966,783)  $       1,361,851  $        (356,661)  $           38,407
                                                 ==================    ================   ================     ================

              Identifiable assets at
                December 31, 1997               $        49,661,110   $       3,880,529  $               -   $       53,541,639
                                                 ==================    ================   ================     ================
              Additions to property and
                equipment                       $         9,291,931   $         255,105  $               -   $        9,547,036
                                                 ==================    ================   ================     ================
              Depreciation, depletion and
                amortization                    $         4,385,013   $         290,398  $               -   $        4,675,411
                                                 ==================    ================   ================     ================


                                    Continued

                               EQUITY OIL COMPANY

5.            Geographic Segment Information, Continued:


              1996:                              United States              Canada            Russia                 Total

              Revenues                                  $14,230,763         $ 2,643,288      $           -          $16,874,051
                                                         ==========           =========          =========          ===========

              Operating profit (loss)                   $ 2,024,752         $ 1,225,822      $  (9,204,394)         $(5,953,820)
              General and administrative
                expenses                                 (2,030,811)                  -                   -          (2,030,811)
              Interest expense                             (164,678)                  -                   -            (164,678)
                                                         ----------           ---------          ----------          -----------

                Income (loss) before
                  income taxes                          $  (170,737)        $ 1,225,822       $ (9,204,394)         $(8,149,309)

              Identifiable assets at
                December 31, 1996                       $46,031,896         $ 4,149,541       $          -          $50,181,437

              Additions to property and
                equipment                               $ 7,241,452         $    97,760       $          -          $ 7,339,212
                                                         ==========           =========          =========           ==========
              Depreciation, depletion and
                amortization                            $ 3,838,202         $   454,035       $          -          $ 4,292,237
                                                         ==========           =========          =========           ==========




              1995:                                 United States          Canada              Russia               Total

              Revenues                                  $10,819,553         $ 2,431,003       $          -          $13,250,556
                                                         ==========           =========          =========           ==========

              Operating profit (loss)                   $(1,391,469)        $ 1,331,842                  -          $   (59,627)
              General and administrative
                expenses                                 (1,908,778)                  -                  -           (1,908,778)
              Interest expense                              (72,625)                  -       $          -          $   (72,625)
                                                         ----------           ---------          ---------           ----------

                Income (loss)
                  before income taxes                   $(3,372,872)        $ 1,331,842       $          -          $(2,041,030)
                                                         ==========           =========          =========           ==========

              Identifiable assets at
                December 31, 1995                       $43,512,850         $ 4,273,758       $  6,160,442          $53,947,050
                                                         ==========           =========          =========           ==========
              Additions to property and
                equipment                               $ 6,127,455         $ 1,052,073       $          -          $ 7,179,528
                                                         ==========           =========          =========           ==========
              Depreciation, depletion and
                amortization                            $ 3,406,947         $   436,495       $          -          $ 3,843,442
                                                         ==========           =========          =========           ==========





                                    Continued

                               EQUITY OIL COMPANY

6.            Symskaya Exploration:

              Symskaya Exploration, Inc., a company in the development stage and a Texas corporation (Symskaya), was formed on November 25, 1991, and is engaged in oil and gas exploration in Russia. Symskaya holds a Combined License (License) which grants it the exclusive right to explore, develop and produce hydrocarbons on a contract area totaling approximately 1,100,000 acres in the Yenisysk District of the Krasnoyarsk Krai in the Russian Federation. The License has a primary term of 25 years from November 15, 1993.

              The work to be performed and the obligations and rights of Symskaya are set forth in the License and a Production Sharing Agreement (PSA) which is an integral part of the License. Under the License and PSA, Symskaya will provide funding for all exploration and development and will recover these costs from 80% of hydrocarbon production after payment of an 8% royalty. The remaining 20% of any hydrocarbon production, net of royalty, will be shared by Symskaya and the Russian government based on the rate of production. As of December 31, 1997, the Symskaya area had not received approval by the Russian federal government as a production sharing area.

              Minimum expenditures required under the License and PSA total $12,000,000 during the first five years of the License term, which began on November 15, 1993. As of December 31, 1997, Symskaya had satisfied all of the minimum expenditures required.

              Symskaya is owned 50% each by Equity Oil Company (Equity) and Leucadia National Corporation, (Leucadia). Leucadia acquired 50% of the stock of Symskaya effective January 1, 1994, in exchange for their commitment to spend up to $6,000,000, in an amount equal to that spent by Equity, towards the Symskaya project through the drilling, completion and/or plugging and abandonment of the initial test well, the Lemok #1. Pursuant to a Shareholders' Agreement, Leucadia was not required to pay any part of the amounts previously advanced by Equity under a Loan Agreement with Symskaya, with the exception of one-half (1/2) of the interest on a $1,740,519 loan between Equity and Symskaya. The loan reflects the initial investment by Equity in Symskaya prior to Leucadia's ownership.

              Amounts advanced by Equity and Leucadia after January 1, 1994 are treated as interest-bearing notes payable or equity, as mutually agreed upon by the respective companies. The shareholder agreement with Leucadia also requires that Leucadia share equally in the payment of the one (1%) percent royalty obligation in favor of Coastline Exploration, Inc. on future revenues from the Symskaya project. The Company's President serves on Leucadia's Board of Directors.



                                    Continued

                               EQUITY OIL COMPANY

6.            Symskaya Exploration, Continued:


              The Company's investment in Symskaya is being accounted for using the equity method of accounting.

              In 1996, Symskaya plugged and abandoned the Lemok #1 well, and charged the drilling costs of the well to expense. Due to the uncertainty relating to Symskaya's obtaining additional outside financing and proceeding with development of the License area, all other capitalized costs were also written off, resulting in a total charge to expense of $9,204,394. Subsequent to the plugging of the Lemok #1 well, the Company and Leucadia agreed to suspend interest payments on Symskaya's note with the Company. The Company has no current plans to fund future exploratory drilling. The Company's 50% share of Symskaya's net loss in 1997 was $356,661.

              Summarized financial information concerning Symskaya Exploration, Inc. is as follows:

                                                As of                As of
                                             December 31,         December 31,
                                                 1997                 1996

              Current assets             $       87,695       $      249,692

              Non-current assets              6,053,629            5,876,700

              Total assets                    6,141,324            6,126,392

              Current liabilities                13,699               98,210

              Non-current liabilities        14,242,094           12,653,243

              Accumulated deficit           (12,776,251)         (11,102,325)

              Total liabilities and
                stockholders' equity       $  6,141,324         $  6,126,392



                                    Continued

                               EQUITY OIL COMPANY

6.            Symskaya Exploration, Continued:

                                        For the year ended   For the year ended
                                            December 31,        December 31,
                                                 1997              1996

              Gross revenues               $     14,217         $     59,405
              Net (loss)                   $ (1,673,926)        $(10,974,120)




7.            Note Payable:

              In March of 1995, the Company obtained a $20 million Borrowing Base Credit Facility (the Facility), with an initial commitment of $10 million. The commitment was raised to $15 million during 1997. The terms of the Facility call for interest payments only, at the lower of prime or LIBOR plus 2%, until June 30, 1999, at which time it converts to a 4 year term note. An unused commitment fee of 3/8% will be charged to the Company based on the average daily unused portion of the Facility. The Facility is collateralized by all assets of the Company. As of December 31, 1997 the outstanding balance under the Facility was $13,978,830 at an average interest rate of 7.69%.

              Future maturities on the Facility as of December 31, 1997 are as follows:

                        1998       $               -
                        1999               1,747,354
                        2000               3,494,708
                        2001               3,494,708
                        2002               3,494,708
                        2003               1,747,352
                                           ---------

                                         $13,978,830

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



                                    Continued

                               EQUITY OIL COMPANY

7.            Note Payable, Continued:

              As of December 31, 1997, the Company was in compliance with all covenants contained in the Facility. Facility fees, which are reflected as other assets in the accompanying Balance Sheet, are being amortized on a straight line basis over 60 months.

8.            Quarterly Financial Data (Unaudited):

              Quarterly financial information for the years ended December 31, 1997 and 1996 is as follows:

               1997 Quarter Ended: .   December 31    September 30       June 30      March 31
                                       -----------    -----------    -----------   -----------

               Net revenues ........   $ 4,038,890    $ 3,833,655    $ 3,978,440   $ 4,917,278

               Gross margin ........      (844,586)      (415,603)       712,019     1,531,928

               Net income (loss) ...    (1,104,583)       (48,158)       161,210       780,375

               Net income (loss) per
                  common share .....   $      (.09)   $      (.00)   $       .01   $       .06
                                        ===========    ===========    ===========   ===========




               1996 Quarter Ended: .   December 31    September 30       June 30      March 31
                                       -----------    -----------    -----------   -----------

               Net revenues ........   $ 4,653,388    $ 4,049,173    $ 3,985,332   $ 3,733,346

               Gross margin ........    (4,056,478)    (4,401,235)     1,372,329       678,753

               Net income (loss) ...    (3,563,431)    (2,760,271)       715,349       105,707

               Net income (loss) per
                  common share .....   $      (.28)   $      (.22)   $       .06   $       .01
                                       ===========    ===========    ===========   ===========



               Note: Third quarter gross margin in 1996 includes the effects of the equity loss in Symskaya Exploration, Inc. Fourth quarter gross margin in 1996 includes the writedown of the Company's remaining investment in Symskaya Exploration, Inc. See Note 6.




                                    Continued

                               EQUITY OIL COMPANY

9.            Disclosures About Oil and Gas Producing Activities:

               Capitalized Costs:
                                               United States           Canada           Russia          Total
              1997:

              Unproved oil and gas
                properties                     $   3,471,138      $      33,224                      $  3,504,362
              Proved oil and gas
                properties                        99,863,977          9,243,784                       109,107,761
                                                 -----------         ----------                       -----------
                                                 103,335,115          9,277,008                       112,612,123
              Accumulated depreciation,
                depletion and amortization       (58,065,779)        (6,292,480)                      (64,358,259)
                                                 -----------         ----------                       -----------

              Net capitalized costs             $ 45,269,336        $ 2,984,528                      $ 48,253,864
                                                 ===========         ==========                       ===========
              Symskaya, equity method
                (see Note 6)                                                        $         -
                                                                                     ==========


              1996:

              Unproved oil and gas
                properties                     $   2,532,503      $      33,224                      $  2,565,727
              Proved oil and gas
                properties                        93,837,818          8,978,498                       102,816,316
                                                 -----------         ----------                       -----------
                                                  96,370,321          9,011,722                       105,382,043
              Accumulated depreciation,
                depletion and amortization       (55,259,210)        (5,996,677)                      (61,255,887)
                                                 -----------         ----------                       -----------

              Net capitalized costs             $ 41,111,111       $  3,015,045                      $ 44,126,156
                                                 ===========         ==========                       ===========
              Symskaya, equity method
                (see Note 6)                                                        $         -
                                                                                     ==========

              1995:

              Unproved oil and gas
                 properties                    $   2,378,122       $     90,290                      $  2,468,412
              Proved oil and gas
                 properties                       87,200,659          8,894,955                        96,095,614
                                                 -----------         ----------                        -----------
                                                  89,578,781          8,985,245                        98,564,026
              Accumulated depreciation,
                 depletion and amortization      (51,531,172)        (5,601,882)                      (57,133,054)
                                                 -----------         ----------                       -----------

              Net capitalized costs            $  38,047,609        $ 3,383,363                      $ 41,430,972
                                                 ===========         ==========                       ===========
              Symskaya, equity method
                 (see Note 6)                                                       $ 6,160,442      $  6,160,442
                                                                                     ==========       ===========






                                    Continued

                               EQUITY OIL COMPANY

9.            Disclosures About Oil and Gas Producing Activities, Continued:

              Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities:

              1997:                                     United States           Canada             Russia                Total

              Acquisition of properties:
                Proved                                  $  3,226,494                  -                   -           $ 3,226,494
                Unproved                                   1,227,117                  -                   -             1,227,117
              Exploration costs                            4,468,531         $   25,103                   -             4,493,634
              Development costs                            4,169,802             43,125                   -             4,212,927
              Symskaya, equity method                              -                  -           $ 356,661               356,661


              1996:

              Acquisition of properties:
                Proved                                  $  2,038,244                  -                   -           $ 2,038,244
                Unproved                                     474,757                  -                   -               474,757
              Exploration costs                            4,492,876         $   30,838                   -             4,523,714
              Development costs                            3,287,637             43,728                   -             3,331,365
              Symskaya, equity method                              -                  -          $3,043,952             3,043,952


              1995:

              Acquisition of properties:
                 Proved                                 $  2,654,651          $ 405,410                   -           $ 3,060,061
                 Unproved                                    674,146                  -                   -               674,146
              Exploration costs                            1,654,022             30,969                   -             1,684,991
              Development costs                            2,709,192            835,415                   -             3,544,607
              Symskaya, equity method                              -                  -          $2,745,319             2,745,319









                                    Continued

                               EQUITY OIL COMPANY

9.            Disclosures About Oil and Gas Producing Activities, Continued:

              Results of Operations (Unaudited):

1997:                                                   United States          Canada             Russia            Total

Oil and gas sales                                       $14,150,670           $2,306,378                           $16,457,048
Production costs                                         (5,300,909)            (639,899)                           (5,940,808)
Exploration expenses                                     (3,718,531)             (21,086)                           (3,739,617)
Depreciation, depletion and amortization                 (4,385,015)            (290,398)                           (4,675,413)
Impairment of proved
    oil and gas properties                                 (411,894)                                                  (411,894)
Equity loss in Symskaya Exploration, Inc.                                                       $  (356,661)          (356,661)
                                                        -----------            ---------         ----------         ----------
                                                            334,321            1,354,995           (356,661)         1,332,655
Imputed income tax benefit (expense)                         77,745             (245,790)           133,748            (34,297)
                                                        -----------            ---------         ----------         ----------
Results of operations from producing activities        $    412,066           $1,109,205        $  (222,913)      $  1,298,358
                                                        ===========            =========         ==========         ==========

1996:

Oil and gas sales                                       $13,508,077           $2,607,048                           $16,115,125
Production costs                                         (4,976,633)            (935,495)                           (5,912,128)
Exploration expenses                                     (3,153,897)             (27,936)                           (3,181,833)
Depreciation, depletion and amortization                 (3,838,202)            (454,035)                           (4,292,237)
Impairment of proved
    oil and gas properties                                 (237,279)                                                  (237,279)
Equity loss and impairment of investment
    in Symskaya Exploration, Inc.                                                               $(9,204,394)        (9,204,394)
                                                         ----------           ----------        -----------        -----------
                                                          1,302,066            1,189,582         (9,204,394)        (6,712,746)
Imputed income tax benefit (expense)                       (239,514)            (258,048)         3,283,105          2,785,543
                                                         ----------           ----------        -----------        -----------
Results of operations from producing activities         $ 1,062,552          $   931,534        $(5,921,289)      $ (3,927,203)
                                                         ===========          ==========         ==========        ===========

1995:

Oil and gas sales                                       $ 9,803,677           $2,456,062                           $12,259,739
Production costs                                         (4,455,069)            (638,713)                           (5,093,782)
Exploration expenses                                     (1,877,840)             (23,973)                           (1,901,813)
Depreciation, depletion and amortization                 (3,406,947)            (436,495)                           (3,843,442)
Impairment of proved
    oil and gas properties                               (2,471,146)                                                (2,471,146)
                                                         ----------           ----------                           -----------
                                                         (2,407,325)           1,356,881                            (1,050,444)
Imputed income tax benefit (expense)                      1,056,755             (534,319)                              522,436
                                                         ----------           ----------                           -----------
Results of operations from producing activities         $(1,350,570)         $   822,562                         $    (528,008)
                                                         ==========           ==========                           ===========



The imputed income tax benefit (expense) is hypothetical and determined without regard to the Company's deduction for general and administrative and interest expense.




                                    Continued

                               EQUITY OIL COMPANY

9.               Disclosures About Oil and Gas Producing Activities, Continued:

                 Reserves and Future Net Cash Flows (Unaudited):
                 Estimates of reserve quantities and related future net cash flows are calculated using unescalated year-end oil and gas prices and operating costs, and may be subject to substantial fluctuations based on the prices in effect at the end of each year. Reserve revisions occur when the economic limit of a property is lengthend or shortened due to changes in commodity pricing. The following table sets forth the weighted average prices used in calculating estimated reserve quantities and future net cash flows at the end of 1997, 1996, and 1995:


                                            United States           Canada              Total
                                            Oil       Gas        Oil       Gas       Oil      Gas

                 December 31, 1997        $15.49     $2.13     $12.35     $1.51    $14.99    $2.03

                 December 31, 1996        $24.80     $3.28     $22.26     $1.52    $24.36    $2.84

                 December 31, 1995        $19.04     $1.52     $14.48     $1.10    $18.02    $1.38



               Estimates of Proved Oil and Gas Reserves:
               The following tables present the Company's estimates of its proved oil and gas reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. Reserve estimates are prepared by the Company, and audited by the Company's independent petroleum reservoir engineers, Fred S. Reynolds and Associates, who have issued a report expressing their opinion that the reserve information in the following tables complies with the applicable rules promulgated by the Securities and Exchange Commission and the Financial Accounting Standards Board. The volumes presented on the following pages are in thousands of barrels for oil and thousands of mcf for gas.






                                    Continued

                               EQUITY OIL COMPANY

9.             Estimates of Proved Oil and Gas Reserves, Continued:

                                                                  United States            Canada                 Total
December 31, 1997:                                               Oil        Gas        Oil        Gas        Oil        Gas
------------------------------------------------------------   -------    -------    -------    -------    -------    -------
  Proved developed and undeveloped reserves:
  Beginning of year ........................................     7,252     14,910      1,117      2,707      8,369     17,617
  Revisions of previous estimates ..........................      (806)      (694)       251      1,194       (555)       500
  Acquisition of minerals in place .........................     1,085        438       --         --        1,085        438
  Extensions and discoveries ...............................       202      2,423       --         --          202      2,423
  Sales of minerals in place ...............................       (45)      --         --         --          (45)      --
  Production ...............................................      (520)    (1,620)      (116)      (449)      (636)    (2,069)
                                                               -------    -------    -------    -------    -------    -------
  End of year ..............................................     7,168     15,457      1,252      3,452      8,420     18,909
                                                               =======    =======    =======    =======    =======    =======

Proved developed reserves:
  Beginning of year ........................................     7,219     11,133      1,117      2,707      8,336     13,840
  End of year ..............................................     6,972     11,932      1,252      3,452      8,224     15,384


                                                                 United States            Canada                 Total
December 31, 1996:                                               Oil        Gas        Oil        Gas        Oil        Gas
------------------------------------------------------------   -------    -------    -------    -------    -------    -------
  Proved developed and undeveloped reserves:
  Beginning of year ........................................     6,563     14,819      1,187      3,205      7,750     18,024
  Revisions of previous estimates ..........................       176       (234)        49        104        225       (130)
  Acquisitions of minerals in place ........................       949         38       --         --          949         38
  Sales of minerals in place ...............................        (6)      (214)      --          (54)        (6)      (268)
  Extensions and discoveries ...............................        88      1,827       --           40         88      1,867
  Production ...............................................      (518)    (1,326)      (119)      (588)      (637)    (1,914)
                                                               -------    -------    -------    -------    -------    -------
  End of year ..............................................     7,252     14,910      1,117      2,707      8,369     17,617
                                                               =======    =======    =======    =======    =======    =======

Proved developed reserves:
  Beginning of year ........................................     6,527     11,238      1,139      3,068      7,666     14,306
  End of year ..............................................     7,219     11,133      1,117      2,707      8,336     13,840


                                                                 United States            Canada                  Total
December 31, 1995:                                               Oil        Gas        Oil        Gas        Oil        Gas
------------------------------------------------------------   -------    -------    -------    -------    -------    -------
Proved developed and undeveloped reserves:
  Beginning of year ........................................     6,252     13,673      1,055      3,539      7,307     17,212
  Revisions of previous estimates ..........................        98        (23)         4       (189)       102       (212)
  Acquisition of minerals in place .........................       701      1,129         61        152        762      1,281
  Extensions and discoveries ...............................         3        920        196        274        199      1,194
  Production ...............................................      (491)      (880)      (129)      (571)      (620)    (1,451)
                                                               -------    -------    -------    -------    -------    -------
  End of year ..............................................     6,563     14,819      1,187      3,205      7,750     18,024
                                                               =======    =======    =======    =======    =======    =======
Proved developed reserves:
  Beginning of year ........................................     6,185      8,490      1,042      3,539      7,227     12,029
  End of year ..............................................     6,527     11,238      1,139      3,068      7,666     14,306





                                    Continued

                               EQUITY OIL COMPANY

9.             Disclosures About Oil and Gas Producing Activities, Continued:



               Standardized  Measure  of  Discounted  Future  Net Cash Flows and
               Changes   Therein   Relating  to  Proved  Oil  and  Gas  Reserves
               (Unaudited):

                                                        Thousands of Dollars
1997:                                           United States    Canada        Total

Future cash inflows ...........................   $ 149,066    $  19,350    $ 168,416
Future production and development costs .......     (93,945)      (8,470)    (102,415)
                                                  ---------    ---------    ---------
Future net cash flows before income taxes .....      55,121       10,880       66,001
10% annual discount for estimated timing
   of cash flows ..............................     (24,778)      (3,814)     (28,592)
                                                  ---------    ---------    ---------
Standardized measure of discounted future
   net cash flows before income taxes .........      30,343        7,066       37,409
Future income taxes, net of 10% annual discount      (6,071)      (2,439)      (8,510)
                                                  ---------    ---------    ---------
Standardized measure of discounted future
   net cash flows .............................   $  24,272    $   4,627    $  28,899
                                                  =========    =========    =========


                                                        Thousands of Dollars
1996:                                           United States    Canada        Total

Future cash inflows ...........................   $ 230,760    $  28,073    $ 258,833
Future production and development costs .......     (98,696)      (6,263)    (104,959)
                                                  ---------    ---------    ---------
Future net cash flows before income taxes .....     132,064       21,810      153,874
10% annual discount for estimated timing
   of cash flows ..............................     (64,955)      (9,917)     (74,872)
                                                  ---------    ---------    ---------
Standardized measure of discounted future
   net cash flows before income taxes .........      67,109       11,893       79,002
Future income taxes, net of 10% annual discount     (19,462)      (4,804)     (24,266)
                                                  ---------    ---------    ---------
Standardized measure of discounted future
   net cash flows .............................   $  47,647    $   7,089    $  54,736
                                                   =========    =========    =========



                                    Continued

                               EQUITY OIL COMPANY

9.             Disclosures About Oil and Gas Producing Activities, Continued:

               Standardized  Measure  of  Discounted  Future  Net Cash Flows and
               Changes   Therein   Relating  to  Proved  Oil  and  Gas  Reserves
               (Unaudited), Continued:


                                                         Thousands of Dollars
1995:                                           United States    Canada        Total

Future cash inflows ...........................   $ 148,257    $  20,381    $ 168,638
Future production and development costs .......     (76,234)      (4,705)     (80,939)
                                                  ---------    ---------    ---------
Future net cash flows before income taxes .....      72,023       15,676       87,699
10% annual discount for estimated timing
   of cash flows ..............................     (38,438)      (6,489)     (44,927)
                                                  ---------    ---------    ---------
Standardized measure of discounted future
   net cash flows before income taxes .........      33,585        9,187       42,772
Future income taxes, net of 10% annual discount      (8,756)      (3,569)     (12,325)
                                                  ---------    ---------    ---------
Standardized measure of discounted future
   net cash flows .............................   $  24,829    $   5,618    $  30,447
                                                  =========    =========    =========


               Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates with consideration of future tax rates already legislated (adjusted for permanent differences that related to proved oil and gas reserves).


               Principal  Sources  of  Change  in the  Standardized  Measure  of
               Discounted Future Net Cash Flow:
                                                         Thousands of Dollars
                                                    1997        1996        1995

Sales and transfers of oil and gas produced,
   net of production costs ...................   $(10,516)   $(10,203)   $ (7,166)
Net changes in prices and production costs ...    (45,280)     27,483       3,147
Extensions and discoveries, less related costs      1,639       2,374       1,274
Purchases of minerals in place ...............      3,787       7,174       3,804
Sales of minerals in place ...................       (339)       (116)       --
Changes in estimated future development costs      (1,447)        938        (203)
Revisions of previous quantity estimates .....     (1,573)      1,495         369
Accretion of discount ........................      7,912       4,286       3,409
Net change in income taxes ...................     18,100     (12,045)     (1,969)
Changes in production rates (timing) and other      1,880       2,903       3,561
                                                 --------    --------    --------

                                                 $(25,837)   $ 24,289    $  6,226
                                                 ========    ========    ========


                               EQUITY OIL COMPANY

ITEM 9.  Disagreements on Accounting and Financial Disclosures:

None

                                    PART III

ITEM 10.  Directors and Executive Officers of Company:

The information contained under the headings Election of Directors and Continuing Directors and Executive Officers contained on pages 2 and 3 in the definitive proxy statement to be filed in connection with the Company's annual meeting on May 13, 1998 is incorporated herein by refer ence in answer to this item.

ITEM 11.  Executive Compensation

The information contained under the heading Executive Compensation on pages 6 through 9 in the definitive proxy statement to be filed in connection with the Company's annual meeting on May 13, 1998 is incorporated herein by reference in answer to this item.

ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management:

The information contained under the headings Security Ownership of Management and Voting Securities & Principal Holders Thereof, contained on pages 4 and 11 in the definitive proxy statement to be filed in connection with the Company's annual meeting on May 13, 1998 is incorporated herein by reference in answer to this item.

ITEM 13.  Certain Relationships and Related Transactions

None.

                               EQUITY OIL COMPANY

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K:



(a) (1)  Financial Statements:                                        Page

     Report of Independent Accountants                                 16

     Financial Statements:

          Balance Sheet as of December 31, 1997 and 1996               17

          Statement of Operations for the years ended
            December 31, 1997, 1996 and 1995                           18

          Statement of Changes in Stockholders' Equity
            for the years ended December 31, 1997, 1996
            and 1995                                                   19

          Statement of Cash Flows for the years ended
            December 31, 1997, 1996 and 1995                           20

          Notes to Financial Statements                                21

    (3)  Exhibits

          (3) (i) Restated Articles of Incorporation. Incorporated by reference from the annual report on Form 10K for the year ended December 31, 1995.

             (ii) Amended By-Laws.                                     45

          (10) Material Contracts. Change in Control Compensation Agreements
          for Paul M. Dougan, James B. Larson, and Clay Newton.        56

          (21) Subsidiaries. Incorporated by reference from the annual report on Form 10K for the year ended December 31, 1995.

          (23) Consent of Experts. Consent of Coopers & Lybrand L.L.P.
          regarding Form S-8 Registration.                             74

(b)Reports on Form 8-K

          None

                               EQUITY OIL COMPANY

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     EQUITY OIL COMPANY


     By  /s/ Paul M. Dougan
         Paul M. Dougan
         President
         Chief Executive Officer


     By  /s/ Clay Newton
         Clay Newton
         Treasurer
         Chief Financial Officer
         Principal Accounting Officer

Date:    March 10, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 /s/ Douglas W. Brandrup                  /s/ Joseph C. Bennett
        Director                                Director
      March 10, 1997                           March 10, 1998
--------------------------              ---------------------
          Date                                     Date

 /s/ William D. Forster                   /s/ Philip J. Bernhisel
        Director                                Director
      March 10, 1997                           March 10, 1998
--------------------------              ---------------------
          Date                                     Date

 /s/ Randolph G. Abood                    /s/ W. Durand Eppler
        Director                                Director
      March 10, 1997                           March 10, 1998
--------------------------              ---------------------
          Date                                     Date

 /s/ William P. Hartl
        Director
      March 10, 1997
---------------------------
          Date