Form 10-Q
period 1998-03-31
EQUITY OIL CO
filed 1998-05-15
CIK 33325

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    March 31, 1998
                                                        OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,615,440

                          ITEM I: Financial Statements

                               EQUITY OIL COMPANY
                             Statement of Operations
               For the three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                         1998             1997
                                                       -------          -------

REVENUES

         Oil and gas sales ..................     $  3,500,460      $  4,842,278
         Partnership income .................            8,000            75,000
         Interest income ....................           34,029            54,926
         Other ..............................           34,956           114,800
                                                  ------------      ------------

                                                     3,577,445         5,087,004

EXPENSES

         Operating costs ....................        1,648,930         1,542,768
         Depreciation, depletion and
           amortization .....................        1,250,000         1,100,000
         3D Seismic .........................          409,743              --
         Exploration ........................          390,128           656,857
         Equity loss in
           Symskaya Exploration .............           83,498            85,725
         General and administrative .........          438,578           558,817
         Interest ...........................          279,534           150,323
                                                  ------------      ------------

                                                     4,500,411         4,094,490

Income (loss) before income taxes ...........         (922,966)          992,514

Provision for (benefit from)
         income taxes .......................         (280,960)          212,139
                                                  ------------      ------------

NET INCOME (LOSS) ...........................     $   (642,006)     $    780,375
                                                  ============      ============

Basic and diluted net
         income (loss) per common share .....     $       (.05)     $       0.06
                                                  ============      ============

Cash dividends per share declared ...........     $        .00      $        .00
                                                  ============      ============

Weighted average shares outstanding .........       12,610,179        12,717,311



        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                                  Balance Sheet
                   as of March 31, 1998, and December 31, 1997

                                                    March  31,     December 31,
ASSETS                                                   1998             1997
                                                 -------------    -------------
                                   (Unaudited)
Current assets:
  Cash and cash equivalents ..................   $     324,981    $     378,801
  Accounts and advances receivable ...........       3,461,648        3,641,535
  Income taxes receivable ....................          39,058           88,174
  Deferred income taxes ......................          18,934           18,934
  Other current assets .......................         611,195          514,713
                                                 -------------    -------------
                                                     4,455,816        4,642,157

Property and equipment .......................     114,331,942      113,371,891
Less accumulated depreciation,
 depletion and amortization ..................      66,031,078       64,846,514
                                                    ----------       ----------
                                                    48,300,864       48,525,377
Other assets:
  Investment in Raven Ridge
    Pipeline Partnership .....................         214,140          268,821
  Other assets ...............................         105,284          105,284
                                                 -------------    -------------
                                                       319,424          374,105

TOTAL ASSETS .................................   $  53,076,104    $  53,541,639
                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...........................   $   1,144,468    $   1,327,120
  Accrued liabilities ........................         132,990          120,039
  Federal, state and foreign
    income taxes payable .....................         447,182          354,002
  Accrued profit sharing .....................            --            188,973
                                                 -------------    -------------
                                                     1,724,640        1,990,134

Revolving credit facility ....................      14,778,830       13,978,830
Deferred income taxes ........................       4,446,580        4,851,966
                                                 -------------    -------------
                                                    19,225,410       18,830,796
Stockholders' Equity:
  Common stock ...............................      12,780,040       12,761,100
  Paid in capital ............................       3,696,118        3,667,707
  Less cost of treasury stock ................        (528,302)        (528,302)
  Retained earnings ..........................      16,178,198       16,820,204
                                                 -------------    -------------
                                                    32,126,054       32,720,709
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY .......................   $  53,076,104    $  53,541,639
                                                 =============    =============


        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                             Statement of Cash Flows
               For the three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                              1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..........................     $  (642,006)     $   780,375
  Adjustments
     Depreciation, depletion and
       amortization ..........................       1,250,000        1,100,000
     Partnership distributions
       in excess of income ...................          54,681           41,408
     Property dispositions ...................            --             18,440
         Common stock issued for services ....          47,350             --
         Change in other assets ..............            --             10,529
         Equity loss in Symskaya .............          83,498           85,725
     Decrease in deferred income taxes .......        (405,386)        (132,967)
                                                      --------         --------
  Net cash provided before changes in
     working capital items ...................         388,137        1,903,510
     Increase (decrease) from changes in:
      Accounts and advances receivable .......         179,887          (11,412)
      Other current assets ...................         (96,482)          35,299
      Accounts payable and accrued
         liabilities .........................        (169,701)        (403,132)
      Income taxes receivable/payable ........         142,296          319,648
      Accrued profit sharing .................        (188,973)        (131,100)
                                                   -----------      -----------
  Net cash provided
     by operating activities .................         255,164        1,712,813
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .......................      (1,025,486)      (1,466,951)
  Advances to Symskaya Exploration ...........         (83,498)         (85,725)
  Sale of temporary cash investments .........            --             49,802
                                                     ---------        ---------
  Net cash used in investing activities ......      (1,108,984)      (1,502,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock .................            --            (56,647)
  Proceeds from revolving credit facility ....         800,000
                                                   -----------      -----------
  Net cash provided by (used in)
          financing activities ...............         800,000          (56,647)
                                                   -----------      -----------

NET INCREASE (DECREASE) IN CASH ..............         (53,820)         153,292

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD .....................         378,801          787,961
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ...........................     $   324,981      $   941,253
                                                   ===========      ===========



        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

     The accompanying consolidated financial statements of Equity Oil Company (the Company) have not been audited by independent accountants, except for the Balance Sheet at December 31, 1997. In the opinion of the Company's management, the financial statements reflect the necessary adjustments, all of which are of a normal and recurring nature, to present fairly the financial position of the Company as of March 31, 1998, and the results of its operations and its cash flows for the three month periods ended March 31, 1998 and 1997.

     The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

     The results for the three month period ended March 31, 1998 are not necessarily indicative of future results.

Note 2.  Net Income (Loss) Per Share

     Net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Basic and diluted earnings per share are the same.

Note 3. Reclassifications

     Certain balances in the March 31, 1997 financial statements have been reclassified to conform with the current year presentation. These changes had no effect on the previously reported net income, total assets, liabilities or stockholders' equity.

                                     PART I

                                     ITEM 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations

RESULTS OF OPERATIONS

     Severely depressed oil prices offset increases in oil and gas production, resulting in a 30% decline in total revenues for the first quarter of 1998. Total revenues for the period were $3,577,445, compared to $5,087,004 during the first quarter of 1997. As a result of the lower revenues, the Company recorded a net loss for the 1998 quarter of $(642,006), or $(.05) per share. This compares to net income for the first quarter of 1997 of $780,375, or $.06 per share.

     As a result of its acquisition and drilling activities in 1997, the Company recorded increases in both oil and gas production in 1998. Oil production of 170,000 barrels was up 6% from 161,000 barrels in 1997. Gas production increased from 502,000 Mcf produced in 1997 to 620,000 Mcf produced during the first quarter of 1998, an increase of 24%.

     Average prices received for oil during the first quarter of 1998 declined 35% from first quarter 1997 levels. Average crude prices received in 1998 were $13.25 per barrel, compared to $20.30 per barrel received during the same period of 1997. Gas prices also decreased during the first quarter of 1998, averaging $1.95 per Mcf, compared to $2.68 per Mcf received during the first quarter of 1997.

     Other income decreased by approximately $80,000 during the first quarter of 1998. Other income in 1997 included approximately $70,000 received from the sale of certain mineral rights. There was no similar transaction during the first quarter of 1998.

     Total expenses in 1998 increased 10% over 1997 first quarter levels. Higher production levels contributed to higher lease operating costs and depreciation, depletion, and amortization (DD&A) charges. While lease operating costs increased 7%, per BOE costs declined from $6.31 per BOE to $6.03 per BOE. DD&A per unit charges increased slightly from $4.50 per BOE to $4.57 per BOE in 1998.

     The decrease in exploration expense was primarily due to lower dry hole costs in 1998. During the first quarter of 1997, the Company participated in two dry holes. There were no dry holes drilled during 1998. The Company incurred 3D seismic charges of $409,743 in 1998 associated with its Sequoia project in the San Joaquin Basin of California. The initial well at Sequoia is scheduled to drill during the third quarter of 1998. The Company did not participate in any 3D seismic programs during the first quarter of 1997.

     General and administrative expenses decreased 22% from 1997 first quarter levels. The decrease was due to reduced compensation, insurance, and other administrative expenses. Higher interest costs in 1998 reflect the higher amount of debt outstanding under the Company's credit facility.

     During the first quarter of 1998, the Company participated in the drilling of 3 wells, all of which have been completed as producing wells. Included in the 1998 well count is an exploratory well drilled in California on the Company's Merlin 3-D seismic project. The #1-15 Henning, located in Glenn County, California, tested at a rate of 1.4 million cubic feet per day from perforations at 5,565 - 5,568 feet in the Cretaceous Forbes formation and 5.9 million cubic feet per day from 5,518 to 5,556 feet. The well is currently on production at a rate of 3 MMCFD. Equity operates and has a 50% working interest in the well and the Merlin project.

     Another exploratory well successfully completed in 1998 was the #24-15 Beaver Creek well in Golden Valley County, North Dakota. The well, in which Equity has a 32.5% working interest, was drilled to a total depth of 12,550 feet, and has been completed as an oil well in the Duperow formation at 10,856 - 10,878 feet. The well is now on production at an initial daily rate of 390 barrels of oil, 130 MCF of gas and 67 barrels of water per day. In addition to the Duperow, well logs and drill stem tests conducted during the drilling of the well indicate that as many as three other zones in the well may be productive. Westport Oil & Gas Company operates the well and holds the remaining working interest.

     The Company also drilled an additional successful development well in 1998 at its Siberia Ridge field in Sweetwater County, Wyoming. The well was placed on production at a rate of 700 MCFD per day. The Company has a 50% interest in the well.

     The Company is continuing to pursue additional outside financing for its Symskaya project in Russia. The Company recently announced that its 50% owned subsidiary, Symskaya Exploration, Inc. has entered into a Bottom Hole Contribution Agreement with the Committee for Natural Resources of the Krasnoyarsk Krai in Eastern Siberia to support the drilling of the Averinskaya - 150 well, an exploratory well that is being drilled near the town of Yeniseysk. The well is adjacent to the southern block of acreage that Symskaya holds as part of its 1.1 million acre exploration, development and production License. The well is being drilled to evaluate the oil and gas potential of the same geologic section that Symskaya targeted in the drilling of its Lemok No. 1 well on the northern acreage block of its License area.

     In exchange for a nominal payment, Symskaya will receive all pre-drilling data from the well, drilling data acquired during the drilling of the well, and all final reports on the well including logs, test results, core and drill cutting samples, and samples of any oil, water or gas recovered during drilling. In addition, Symskaya personnel will have complete access to the drill site during drilling, the right to collect drill cuttings and other samples, and the right to witness all coring and testing. The well is projected to be drilled to a total depth of 11,500 feet.

     Costs associated with the Symskaya project are expected to be minimal during 1998, with expenses similar to those incurred in 1997.

CAPITAL RESOURCES AND LIQUIDITY

     Cash and cash equivalents were $324,981 at March 31, 1998, down from $378,801 at year-end 1997. Working capital at March 31, 1998 was $2,731,176, compared to working capital of $2,652,023 at December 31, 1997. The net loss brought about by reduced oil prices also led to sharply reduced cash flows. For the first three months of 1998, net cash provided before working capital changes decreased by 80% over the same period of 1997.

     Investment in property and equipment for the first three months of 1997 totaled $1,025,486, a 30% decrease from the amount recorded during the corresponding three months of 1997. As a result of the severely depressed oil prices, and their negative effects on cash flows, the Company has reduced its 1998 capital budget to ensure that the bulk of its projects will be paid from discretionary cash flows. The Company has high-graded both exploratory and development projects based on their assumed risks and rewards, and balanced this with projects that have specific lease related drilling commitments. Other projects have been delayed or deferred until oil prices strengthen, and cash flows increase. The Company's revised budget includes 17 exploration projects and 7 development and exploitation projects. The bulk of the Company's drilling should occur during the third and fourth quarters of the year.

     During the three months ended March 31, 1997, the Company purchased 18,000 shares of treasury stock for a total price of $56,600. No treasury stock has been purchased during the first quarter of 1998. The Company borrowed $800,000 on its credit facility during the first quarter of 1998, primarily for working capital purposes. The Company did not draw down any funds on its line of credit during the first quarter of 1997. On March 30, 1998, the Company amended its credit agreement, increasing the current commitment from $15 million to $18 million.

     The Company believes that existing cash balances, cash flow, and funds available under the Company's credit facility will provide adequate resources to meet all of its current capital and exploration spending objectives for 1998.

OTHER ITEMS

     In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The adoption of this Statement did not have a material effect on the Company's financial statements.

     The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.


FORWARD LOOKING STATEMENTS

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.




                               EQUITY OIL COMPANY
                                  (Registrant)



DATE:     May 13, 1998                By  /s/ Paul M. Dougan
       ----------------------            -------------------
                                         Paul M. Dougan, President


DATE:     May 13, 1998                By  /s/ Clay Newton
      -----------------------            ----------------
                                         Clay Newton, Treasurer
                                         Principal Accounting Officer