Form 10-Q
period 1998-06-30
EQUITY OIL CO
filed 1998-08-12
CIK 33325

FORM 10Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1998

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

                               EQUITY OIL COMPANY
                             Statement of Operations
                 For the Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                 1998             1997
                                            ------------     -------------

REVENUES

         Oil and gas sales ............     $  6,517,271      $  8,745,718
         Partnership income ...........           15,500           150,000
         Interest income ..............           40,326            83,518
         Other ........................          101,705           552,157
                                            ------------      ------------

                                               6,674,802         9,531,393

EXPENSES

         Operating costs ..............        3,030,862         3,038,935
         Depreciation, depletion and
           amortization ...............        2,450,000         2,200,000
         Equity loss in
           Symskaya Exploration .......          319,113           143,837
         Leasehold abandonments .......          164,091            40,952
         3D seismic ...................          430,773              --
         Exploration ..................          745,882         1,228,047
         General and administrative ...        1,097,139         1,108,018
         Interest .....................          569,905           324,172
                                            ------------      ------------

                                               8,807,765         8,083,961


Income (loss) before income taxes .....       (2,132,963)        1,447,432

Provision (benefit) for income taxes ..         (597,229)          505,847

NET INCOME (LOSS) .....................     $(1,535,734) $         941,585
                                            ============      ============

Basic and diluted net
         income (loss) per common share     $      (0.12)     $       0.07
                                            ============      ============

Weighted average shares outstanding ...       12,612,824        12,704,840



        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                             Statement of Operations
                For the Three Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                1998           1997
                                           -----------    ------------

REVENUES

         Oil and gas sales ............   $  3,016,811    $  3,903,440
         Partnership income ...........          7,500          75,000
         Interest income ..............          6,297          28,592
         Other ........................         66,749         437,357
                                          ------------    ------------

                                             3,097,357       4,444,389

EXPENSES

         Operating costs ..............      1,381,932       1,496,167
         Depreciation, depletion and
           amortization ...............      1,200,000       1,100,000
         Equity loss in
           Symskaya Exploration .......        235,615          58,112
         Leasehold abandonments .......        164,091          22,512
         3D seismic ...................         21,030            --
         Exploration ..................        355,754         589,630
         General and administrative ...        658,561         549,201
         Interest .....................        290,371         173,849
                                          ------------    ------------

                                             4,307,354       3,989,471

Income (loss) before income taxes .....     (1,209,997)        454,918

Provision (benefit) for income taxes ..       (316,269)        293,708

NET INCOME (LOSS) .....................   $   (893,728)   $    161,210
                                          ============    ============

Basic and diluted net
         income (loss) per common share   $      (0.07)   $       0.01
                                          ============    ============

Weighted average shares outstanding ...     12,615,440      12,692,693


        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                                  Balance Sheet
                   as of June 30, 1998, and December 31, 1997

                                                   June 30,        December 31,
ASSETS                                               1998             1997
                                                  (Unaudited)
Current assets:                                   ------------    -------------
  Cash and cash equivalents ..................   $      18,274    $     378,801
  Accounts and advances receivable ...........       3,221,261        3,641,535
  Income taxes receivable ....................          31,093           88,174
  Deferred income taxes ......................          18,934           18,934
  Other current assets .......................         529,766          514,713
                                                  ------------    -------------
                                                     3,819,328        4,642,157

Property and equipment .......................     115,367,603      113,371,891
Less accumulated depreciation,
 depletion and amortization ..................      67,199,254       64,846,514
                                                  ------------    -------------
                                                    48,168,349       48,525,377
Other assets:
  Investment in Raven Ridge
    Pipeline Partnership .....................         221,640          268,821
  Other assets ...............................          84,227          105,284
                                                 -------------    -------------
                                                       305,867          374,105

TOTAL ASSETS .................................   $  52,293,544    $  53,541,639
                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...........................   $   1,324,634    $   1,327,120
  Accrued liabilities ........................         185,533          120,039
  Federal, state and foreign
    income taxes payable .....................         413,856          354,002
  Accrued profit sharing .....................          96,000          188,973
                                                 -------------    -------------
                                                     2,020,023        1,990,134

Revolving credit facility ....................      15,000,000       13,978,830
Deferred income taxes ........................       4,041,195        4,851,966
                                                 -------------    -------------
                                                    19,041,195       18,830,796
Stockholders' Equity:
  Common stock ...............................      12,780,040       12,761,100
  Paid in capital ............................       3,696,118        3,667,707
  Less cost of treasury stock ................        (528,302)        (528,302)
  Retained earnings ..........................      15,284,470       16,820,204
                                                 -------------    -------------

                                                    31,232,326       32,720,709
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY .......................   $  52,293,544    $  53,541,639
                                                 =============    =============




        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                             Statement of Cash Flows
                 For the Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)
                                                1998           1997
                                             ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ....................   $(1,535,734)   $   941,585
   Adjustments
     Depreciation, depletion and
       amortization .....................     2,450,000      2,200,000
     Partnership distributions in
       excess of income .................        47,181         73,861
     (Gain) loss on
       property dispositions ............       164,091       (284,105)
     Decrease in deferred income taxes ..      (810,771)      (144,790)
         Equity loss in
           Symskaya Exploration .........       319,113        143,837
         Change in other assets .........        21,057         21,057
         Common stock issued for services        47,351         29,375
   Net cash provided before changes in       ----------     ----------
      working capital items .............       702,288      2,980,820
     Increase (decrease) from changes in:
       Accounts and advances receivable .       420,274        363,886
       Other current assets .............       (15,053)        61,961
       Accounts payable and accrued
         liabilities ....................        63,008       (972,501)
       Income taxes receivable/payable ..       116,935        440,473
       Accrued profit sharing ...........       (92,973)       (83,100)
                                             ----------     ----------
   Net cash provided
     by operating activities ............     1,194,479      2,791,539
                                             ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Symskaya Exploration .....      (319,113)      (143,837)
   Sale of temporary cash investments ...          --           49,802
   Proceeds from sale of properties .....          --          339,384
   Capital expenditures .................    (2,257,063)    (3,142,196)
                                             ----------     ----------
   Net cash used in investing
     activities .........................    (2,576,176)    (2,896,847)
                                             ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock ...........          --         (106,547)
   Borrowings under
    revolving credit facility ...........     1,021,170           --
                                             ----------     ----------
   Net cash provided by (used in)
      financing activities ..............     1,021,170       (106,547)
                                             ----------     ----------

NET DECREASE IN CASH ....................      (360,527)      (211,855)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD ...............       378,801        787,961
                                             ----------     ----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD .....................   $    18,274    $   576,106
                                             ==========     ==========



        The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  INTERIM FINANCIAL STATEMENTS

     The accompanying financial statements of Equity Oil Company ("Equity" or "the Company") have not been audited by independent accountants, except for the Balance Sheet as of December 31, 1997. In the opinion of the Company's management, the financial statements reflect the adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of its operations for the three and six month periods ended June 30, 1998 and 1997, and its cash flows for the six month periods ended June 30, 1998 and 1997.

     The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K, and the Company's Form 10-Q for the first quarter of 1998.

     The results for the three and six month periods ended June 30, 1998 are not necessarily indicative of future results.

NOTE 2.  NET INCOME (LOSS) PER SHARE

     Earnings per share for all periods presented has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"). SFAS 128 requires companies to present basic earnings per share, and if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

     Options to purchase approximately 912,000 shares of common stock at prices of $3.56 to $6.00 per share were outstanding during the first half of 1998, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Company's common shares during the period. Basic and diluted earnings per share are the same for each of the periods presented.

                                     PART I

                                     ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION


RESULTS OF OPERATIONS

FINANCIAL RESULTS

     As a result of continued depressed oil prices, which reached a 12 year low during the second quarter, the Company recorded a net loss for the first six months of 1998 of $(1,535,734), or $(.12) per share, compared to net income of $941,585, or $.07 per share during the same period of 1997. Total revenues of $6,674,802 were 30% lower than total revenues of $9,531,393 recorded in the first half of 1997.

     The Company also recorded a net loss in the second quarter of 1998 of $(893,728), or $(.07) per share, compared to second quarter 1997 net income of $161,210, or $.01 per share. Second quarter revenues in 1998 of $3,097,357 were 30% lower than the $4,444,389 reported in the second quarter of 1997.

OPERATING RESULTS

     Sharply reduced cash flows have caused the Company to decrease the number of wells drilled in 1998 from the prior year. During the first half of 1998, the Company participated in a total of 8 wells, 6 of which have been completed as oil and gas wells. During the first half of 1997, the Company participated in 16 wells, 11 of which were completed as producing wells. Despite the smaller number of wells drilled in 1998, the wells drilled and completed have added measurably to the Company's reserves.

     Included in the 1998 well count is an exploratory well drilled in California on the Company's 16 square mile Merlin 3-D seismic project. The #1-15 Henning, located in Glenn County, California, tested at a rate of 1.4 million cubic feet per day from perforations at 5,565 - 5,568 feet in the Cretaceous Forbes formation and 5.9 million cubic feet per day from 5,518 to 5,556 feet. The well is currently on production at a rate of 2.3 MMCFD. Equity operates and has a 50% working interest in the well and the Merlin project.

     A second consecutive gas discovery on the Merlin project, the Equity #1-22 Otto Lohse tested 2.4 million cubic feet per day from perforations at 5,525-5,540 feet, in the Cretaceous Forbes formation. In addition, a second Forbes reservoir from 5,414 - 5,463 feet, which drill stem tested 6.5 million cubic feet per day, represents proved behind pipe reserves. This well is currently on production at a rate of 1.8 MMCFD.

     At the Company's Davis Ranch prospect, also located in the Sacramento Basin, the Equity #1-8 Westcott drill stem tested 7.5 million cubic feet per day from the Cretaceous Forbes formation at a depth of 7,507-7,524 feet. This well will go on production during August of 1998. The Company has a 60% working interest at Davis Ranch.

     Slawson Exploration production tested the #1-18 Armstrong at 4 million cubic feet of gas per day from a Forbes perforation interval at 8,574-8,583 feet. Equity is a 25% working interest participant in the well and the 16 square mile West Orion Sacramento Basin 3D project, where the well was drilled. This well is also scheduled to go on production in August.

     Following the successful production testing of a second pay zone in the Westport Oil and Gas Company #24-15 Beaver Creek in Golden Valley County, North Dakota, the well produced at an average rate of 1,150 barrels of oil per day during the month of June. Equity has a 32.5% working interest in the well. Westport Oil and Gas Company operates the well and holds the remaining working interest.

     The Company also participated in an additional successful development well in 1998 at its Siberia Ridge field in Sweetwater County, Wyoming. The well was placed on production at a rate of 700 MMCFD. The Company has a 50% interest in the well.

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

     In exchange for a nominal payment, Symskaya will receive all pre-drilling data from the well, drilling data acquired during the drilling of the well, and all final reports on the well including logs, test results, core and drill cutting samples, and samples of any oil, water or gas recovered during drilling. In addition, Symskaya personnel will have complete access to the drill site during drilling, the right to collect drill cuttings and other samples, and the right to witness all coring and testing. The well is currently drilling below 4,000 feet, and is projected to be drilled to a total depth of 11,500 feet.

CAPITAL RESOURCES AND LIQUIDITY

     Cash and cash equivalents totaled $18,274 as of June 30, 1998, a decrease of $360,527 since year-end 1997. Working capital at June 30, 1998 was $1,799,305, compared to $2,652,023 at December 31, 1997. The Company's ratio of current assets to current liabilities was 1.89 to 1 at June 30, 1998, compared to 2.33 to 1 at December 31, 1997. Cash provided by operating activities, negatively impacted by low oil prices, was $1,194,479 in the first six months of 1998, 57% lower than the $2,791,539 recorded during the same period of 1997.

     Investment in property and equipment for the first six months of 1998 of $2,257,063 was 28% lower than the investment made during the first half of 1997, reflecting the Company's decreased drilling activity. As a result of the severely depressed oil prices, and their negative effects on cash flows, the Company has reduced its 1998 capital budget to ensure that the bulk of its projects will be paid from discretionary cash flows. The Company has high-graded both exploratory and development projects based on their assumed risks and rewards, and balanced this with projects that have specific lease related drilling commitments. Other projects have been delayed or deferred until oil prices strengthen and cash flows increase.

     The Company purchased 35,000 shares of its stock on the open market during the first half of 1997, at an average price of $3.04 per share. No treasury stock was purchased during the first half of 1998.

     During the first half of 1997, the Company did not increase borrowings under its credit facility, compared to borrowings of $1,021,170 in 1998, which were used to fund investments in property and equipment and for working capital purposes. On March 30, 1998, the Company amended its credit agreement, increasing the current commitment from $15 million to $18 million. In addition, on June 24, 1998, the facility was further amended in order to set the first principal payment date under the facility to July 1, 2001 from July 1, 1999. At June 30, 1998, the Company had approximately $3 million of availability on the facility, and was in compliance with all its covenants.

     The Company believes that existing cash balances, cash flow, and funds available under the Company's credit facility will provide adequate resources to meet all of its current capital and exploration spending objectives for 1998.

COMPARISON OF SECOND QUARTER 1998 WITH SECOND QUARTER 1997

     Oil and gas sales in the second quarter of 1998 of $3,016,811 were sharply lower than the $3,903,440 recorded for the same quarter of last year, a result of 1998's depressed oil environment. These lower prices offset increases in both oil and gas production. The average net price for crude oil received by the Company during the quarter was $11.58 per barrel, compared to $18.64 during the second quarter of 1997, a decrease of 38%. Average gas prices received during the second quarter of 1998 were $1.95 per Mcf, compared to $1.85 per Mcf during the second quarter of 1997. Oil production increased from 163,000 barrels in the second quarter of 1997 to 170,000 barrels during the same quarter of 1998, while gas production rose from 526,000 Mcf in 1997 to 550,000 Mcf in 1998.

     During the second quarter of 1997, the Company recorded a gain on the sale of certain oil and gas properties of approximately $325,000. There was no corresponding event in 1998.

     Total expenses in 1998 increased 8% over 1997 second quarter levels. Despite higher production levels, lease operating costs declined by 8% over the prior year. This decline was a combination of high-cost, marginal production being shut-in during the quarter due to low prices and lower value-based production taxes. The increase in production did contribute to higher depreciation, depletion, and amortization (DD&A) charges. In addition, DD&A per unit charges increased slightly from $4.50 per BOE to $4.57 per BOE in 1998.

     The decrease in exploration expense was primarily due to lower dry hole costs in 1998. During the second quarter of 1997, the Company participated in five dry holes, compared to only two dry holes during 1998. General and administrative expenses increased over 1997 second quarter levels due to increased expenses related to the Company's annual meeting, increased compensation expenses, and other fees and expenses. Higher interest costs in 1998 reflect the higher amount of debt outstanding under the Company's credit facility.

     The Company abandoned certain undeveloped leaseholds during the second quarter of 1998 associated with a Lodgepole prospect that were acquired in 1995 and 1996. The Company did not renew selected leases in the area on their renewal date due to a lack of prospectivity.

     The equity loss in Symskaya Exploration increased by $177,503 during the second quarter of 1998. This increase included a writedown of approximately $125,000 in interest income on a senior note between Symskaya and the Company that had been accrued in prior periods. In addition, the 1998 increase included the Company's share of a bottom hole contribution discussed earlier. Neither of these two events are recurring.

COMPARISON OF FIRST HALF 1998 WITH FIRST HALF 1997

     Lower oil prices during the first half of 1998 offset increases in both oil and gas production to produce an 30% decrease in total revenues compared to the same period of 1997. Average oil prices received by the Company during the first half of 1998 were $12.51 per barrel, compared to $19.47 per barrel during the first half of 1997. Average gas prices received during the first half of 1998 were $1.97 per Mcf, which compared to $2.22 per Mcf during the first half of 1997. Oil production of 340,000 barrels was up 5% from 1997 production of 324,000 barrels. Natural gas production increased 14% to 1,170,000 Mcf in 1998 from 1,028,000 Mcf in 1997.

     During the first half of 1997, the Company recorded a gain on the sale of certain oil and gas properties of approximately $325,000. There was no corresponding event in 1998.

     Total expenses in 1998 increased 9% over 1997 first half levels. Lease operating costs remained flat, while depreciation, depletion and amortization increased 11%, primarily due to increased oil and gas production in 1998.

     Exploration expense decreased from 1997 levels due to the smaller number of dry holes drilled in 1998. During the first half of 1997, the Company participated in five dry holes, compared to only two dry holes during 1998. The Company incurred 3D seismic charges of $430,773 in 1998 associated with its Sequoia project in the San Joaquin Basin of California. The initial well at Sequoia is scheduled to drill during the second half of 1998. The Company did not participate in any 3D seismic programs during the first half of 1997.

     The Company abandoned certain undeveloped leaseholds during the first half of 1998 associated with a Lodgepole prospect that were acquired in 1995 and 1996. This resulted in a charge to expense of $164,091. The Company did not renew selected leases in the area on their renewal date due to a lack of prospectivity.

     Higher interest costs in 1998 reflect the higher amount of debt outstanding under the Company's credit facility.

     The equity loss in Symskaya Exploration increased by $175,276 during the first half of 1998. This increase included a writedown of approximately $125,000 in accrued interest income on a senior note between Symskaya and the Company that had been recognized in prior periods. In addition, the 1998 increase included the Company's share of a bottom hole contribution discussed earlier. Neither of these two events are recurring.

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

YEAR 2000

     The Company uses computers principally for processing and analyzing geophysical and geological data, map making, and administrative functions such as word processing, accounting, and financial reporting. The Company's principal computer systems have been purchased since December 31, 1995. The Company has an ongoing program to ensure that its operational and financial systems will not be adversely affect by year 2000 software failures. While the Company believes it is taking all appropriate steps to assure year 2000 compliance, it is dependent substantially on vendor compliance. The Company intends to modify or replace those systems that are not year 2000 compliant. The Company is requiring its systems and software vendors to represent that the services and products provided are, or will be, year 2000 compliant, and has planned a program to test compliance. The Company anticipates completing that test no later than year-end 1998. The Company estimates that the cost to redevelop, replace, or repair its technology will not be material.


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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The answers to items listed under Item 3 are inapplicable or negative.

                                     PART II

                                OTHER INFORMATION

     The answers to items listed under Part II are inapplicable or negative, except as shown below.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     At the Company's annual meeting, held on May 13, 1998, three Directors were elected to the staggered board to serve three year terms, expiring in 2001, and one Director was elected to serve a two year term, expiring in 2000. Paul M. Dougan, Douglas W. Brandrup, and Joseph C. Bennett were elected to three year terms. William P. Hartl, appointed to the Board in November of 1997, was elected to a two year term. The following votes were recorded.

                              Dougan        Brandrup

Affirmative votes            9,758,776      9,756,955
Withhold authority             140,074        141,895


                              Bennett         Hartl

Affirmative votes            9,735,555      9,727,661
Withhold authority             163,295        171,189


Each director nominee received at least 98% of the shares voted at the meeting.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EQUITY OIL COMPANY
                                           (Registrant)



DATE:     August 12, 1998             By /s/ Paul M. Dougan
       ----------------------            ------------------
                                         Paul M. Dougan, President


DATE:     August 12, 1998             By /s/ Clay Newton
       ----------------------            ---------------
                                         Clay Newton, Treasurer
                                         Principal Accounting
                                         Officer