Form 10-Q
period 1998-09-30
EQUITY OIL CO
filed 1998-11-06
CIK 33325

FORM 10Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended    September 30, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,629,440

                          ITEM I: Financial Statements

                               EQUITY OIL COMPANY
                            Statements of Operations
              For the Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                      1998              1997
                                                  ------------       -----------

REVENUES

     Oil and gas sales ......................     $  9,622,792      $ 12,504,373
     Partnership income .....................           23,500           225,000
     Interest income ........................           48,887           113,339
     Other ..................................          178,069           747,620
                                                  ------------      ------------

                                                     9,873,248        13,590,332

EXPENSES

     Operating costs ........................        4,592,540         4,520,122
     Depreciation, depletion and
       amortization .........................        3,700,000         3,300,000
     Leasehold abandonments .................          170,601            82,420
     Equity loss in
           Symskaya Exploration, Inc. .......          399,457           236,589
     3D seismic .............................          431,075              --
     Exploration ............................        1,918,606         1,930,692
     General and administrative .............        1,595,641         1,575,129
     Interest ...............................          959,731           550,458
                                                  ------------      ------------
                                                    13,767,651        12,195,410

Income (loss) before income taxes ...........       (3,894,403)        1,394,922

Provision for (benefit from)
         income taxes .......................       (1,107,843)          501,495
                                                  ------------      ------------

NET INCOME (LOSS) ...........................     $ (2,786,560)     $    893,427
                                                  ============      ============

Basic and diluted net
    income (loss) per common share ..........     $      (0.22)     $       0.07
                                                  ============      ============

Cash dividends declared per share ...........     $        .00      $        .00

Weighted average shares outstanding .........       12,620,885        12,696,093



        The accompanying notes are an integral part of these statements.

                       EQUITY OIL COMPANY
                    Statements of Operations
     For the Three Months Ended September 30, 1998 and 1997
                           (Unaudited)

                                                      1998              1997
                                                  -----------       -----------

REVENUES

     Oil and gas sales .....................     $  3,105,521      $  3,758,655
     Partnership income ....................            8,000            75,000
     Interest income .......................            8,561            29,821
     Other .................................           76,364           195,463
                                                 ------------      ------------

                                                    3,198,446         4,058,939

EXPENSES

     Operating costs .......................        1,561,678         1,481,187
     Depreciation, depletion and
       amortization ........................        1,250,000         1,100,000
     Leasehold abandonments ................            6,510            41,468
     Equity loss in
           Symskaya Exploration, Inc. ......           80,344            92,752
     3D seismic ............................              302              --
     Exploration ...........................        1,172,724           702,645
     General and administrative ............          498,502           467,111
     Interest ..............................          389,826           226,286
                                                 ------------      ------------

                                                    4,959,886         4,111,449

Loss before income taxes ...................       (1,761,440)          (52,510)

Benefit from income taxes ..................         (510,614)           (4,352)
                                                 ------------      ------------

NET LOSS ...................................     $ (1,250,826)     $    (48,158)
                                                 =============      ============

Basic and diluted net
    loss per common share ..................     $      (0.10)     $      (0.00)
                                                 ============      ============

Cash dividends declared per share ..........     $        .00      $        .00

Weighted average shares outstanding ........       12,629,440        12,678,883



        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                                  Balance Sheet
                 as of September 30, 1998 and December 31, 1997


                                         (Unaudited)
                                        September 30,    December 31,
ASSETS                                      1998             1997
------                                   ------------    ------------

Current assets:
  Cash and cash equivalents ........   $      50,223    $     378,801
  Accounts and advances receivable .       3,232,001        3,641,535
  Income taxes receivable ..........          41,275           88,174
  Deferred tax asset ...............          17,929           18,934
  Other current assets .............         388,866          514,713
                                       -------------    -------------
                                           3,730,294        4,642,157

Property and equipment .............     116,506,929      113,371,891
Less accumulated depletion,
  depreciation and amortization ....      68,431,805       64,846,514
                                       -------------    -------------
                                          48,075,124       48,525,377
Other assets:
  Investment in Raven Ridge
    Pipeline Partnership ...........         229,140          268,821
  Other assets .....................          73,699          105,284
                                       -------------    -------------
                                             302,839          374,105

TOTAL ASSETS .......................   $  52,108,257    $  53,541,639
                                       =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .................   $   1,402,782    $   1,327,120
  Accrued liabilities ..............         202,251          120,039
  Accrued profit sharing ...........         144,000          188,973
  Income taxes payable .............         546,713          354,002
                                       -------------    -------------
                                           2,295,746        1,990,134


Revolving credit facility ..........      16,500,000       13,978,830
Deferred income taxes ..............       3,298,636        4,851,966
                                       -------------    -------------
                                          19,798,636       18,830,796

Stockholders' equity
  Common stock .....................      12,794,040       12,761,100
  Paid in capital ..................       3,714,493        3,667,707
  Retained earnings ................      14,033,644       16,820,204
  Less cost of treasury stock ......        (528,302)        (528,302)
                                       -------------    -------------
                                          30,013,875       32,720,709

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY .............   $  52,108,257    $  53,541,639
                                       =============    =============

        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                             Statement of Cash Flows
              For the Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                         1998           1997
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .............................   $(2,786,560) $     893,427
   Adjustments
     Depreciation, depletion and
       amortization ..............................     3,700,000      3,300,000
     Partnership distributions in
       excess of income ..........................        39,681        106,314
     (Gain) loss on
       property dispositions .....................       167,887       (210,063)
     Equity loss in
           Symskaya Exploration, Inc. ............       399,457        236,589
         Change in other assets ..................        31,585         31,586
     Common stock issued for services ............        79,725         29,375
     Decrease in deferred income taxes ...........    (1,552,325)      (334,498)
   Increase (decrease) from changes in:
     Accounts and advances receivable ............       409,534        289,738
     Other current assets ........................       125,847        (72,727)
     Accrued profit sharing ......................       (44,973)       (35,100)
     Accounts payable and accrued
       liabilities ...............................       157,874     (1,117,173)
     Income taxes receivable/payable .............       239,610        346,248
   Net cash provided                                 -----------    -----------
     by operating activities .....................       967,342      3,463,716
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Symskaya Exploration ..............      (399,457)      (236,589)
   Proceeds from sale of properties ..............          --          339,385
   Sale of temporary cash investments ............          --           49,802
   Capital expenditures ..........................    (3,417,633)    (4,656,248)
                                                     -----------    -----------
   Net cash used in
       investing activities ......................    (3,817,090)    (4,503,650)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock ....................          --         (162,706)
   Net borrowings on
          revolving credit facility ..............     2,521,170        700,000
   Net cash provided by financing                    -----------    -----------
      activities .................................     2,521,170        537,294
                                                     -----------    -----------

NET DECREASE IN CASH .............................      (328,578)      (502,640)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD ........................       378,801        787,961
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD ..............................   $    50,223    $   285,321
                                                     ===========    ===========


Supplemental  disclosures of cash flow information:  Cash paid during the period for:
          Income taxes                               $   246,185    $   607,694
          Interest                                   $   959,731    $   550,458

        The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

     The accompanying financial statements of Equity Oil Company (the Company) have not been audited by independent accountants, except for the Balance Sheet at December 31, 1997. In the opinion of the Company's management, the financial statements reflect the adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operations for the three and nine month periods ended September 30, 1998 and 1997, and its cash flows for the nine month periods ended September 30, 1998 and 1997.

     The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K, and the Company's Form 10-Q's for the first and second quarters of 1998.

     The results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of future results.

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

     Options to purchase approximately 912,000 shares of common stock at prices of $3.56 to $6.00 per share were outstanding during the first nine months of 1998. Options to purchase approximately 922,500 shares of common stock at prices of $3.56 to $6.00 per share were outstanding during the first nine months of 1997. The outstanding options were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Company's common shares during the period. Basic and diluted earnings (loss) per share are the same for each of the periods presented.

                            PART I

                            ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

RESULTS OF OPERATIONS

Financial Results

     The Company's financial results continue to be adversely affected by depressed oil prices in 1998. The Company recorded a net loss for the first nine months this year in the amount of $(2,786,560), or $(.22) per share, compared to net income for the first nine months of 1997 in the amount of $893,427, or $.07 per share. Total revenues for the first nine months of 1998 were $9,873,248, a decrease of 27% from revenues of $13,590,332 recorded during the same period of 1997. The decline in revenues reflects the 36% decrease in oil prices received year-to-date in 1998.

     The Company recorded a net loss for the third quarter of 1998 in the amount $(1,250,826), or $(.10) per share on revenues of $3,198,446. This compared to a net loss during the third quarter of 1997 of $(48,158), or $(.00) per share, on revenues of $4,058,939.

Operating Activities

     Sharply reduced cash flows have caused the Company to decrease the number of wells drilled in 1998 from the prior year. The Company has participated in a total of 11 wells year to date in 1998, completing 1 oil and 6 gas wells, with the remaining wells being plugged and abandoned. Included in the well count are 10 exploratory wells. Six of those wells have been completed as oil or gas wells, and 4 were dry holes.

     Six wells have been drilled on the Company's 3D projects in the Sacramento Basin of California, 5 of which have been successful. Current plans call for 1 additional well to be drilled in California during the fourth quarter of 1998.

     Included in the 1998 well count is an exploratory well drilled in California on the Company's 16 square mile Merlin 3-D seismic project. The #1-15 Henning, located in Glenn County, California, tested at a rate of 1.4 million cubic feet per day from perforations at 5,565 - 5,568 feet in the Cretaceous Forbes formation and 5.9 million cubic feet per day from 5,518 to 5,556 feet. The well is currently on production from the lower zone at a rate of 1.3 million cubic feet per day. Equity operates and has a 50% working interest in the well and the Merlin project.

     A second discovery on the Merlin project, the Equity #1-21 Otto Lohse tested 2.4 million cubic feet per day from perforations at 5,525-5,540 feet, in the Cretaceous Forbes formation. In addition, a second Forbes reservoir from 5,414 - 5,463 feet, which drill stem tested 6.5 million cubic feet per day, represents proved behind pipe reserves. A third well, the Equity #1-22 Otto Lohse, was drilled, plugged, and abandoned in the third quarter as a dry hole.

     At the Company's Davis Ranch prospect, also located in the Sacramento Basin, the Equity #1-8 Westcott drill stem tested 7.5 million cubic feet per day from the Cretaceous Forbes formation at a depth of 7,507-7,524 feet. This well is currently producing 2.5 million cubic feet per day. The Company has a 60% working interest at Davis Ranch.

     Slawson Exploration completed the #1-18 Armstrong during the second quarter. Equity is a 25% working interest participant in the well and the 16 square mile West Orion Sacramento Basin 3D project, where the well was drilled. In addition, Slawson also completed the #1-30 Driver and the #1-25 Border Tule wells, drilled on the same prospect, in the third quarter. All three wells will be placed on production during the fourth quarter.

     Following the successful production testing in April of 1998 of a second pay zone in the Westport Oil and Gas Company #24-15 Beaver Creek in Golden Valley County, North Dakota, the well was placed on production at a rate exceeding 1,100 barrels of oil per day, and continued to produce at an average daily rate of 1,000 barrels per day during the month of September. Equity has a 32.5% working interest in the well. Westport Oil and Gas Company operates the well and holds the remaining working interest.

     The Company also participated in an additional successful development well in 1998 at its Siberia Ridge field in Sweetwater County, Wyoming. The well was placed on production at a rate of 700 MCFD. The Company has a 50% interest in the well.

     The Company recently announced that it has reached an agreement with a private company to begin a drilling program in the Mancos formation on the Rangely anticline in Rio Blanco County, Colorado. Under the terms of the agreement, the first five wells drilled will be funded 100% by the Company's partner. Each well will earn an interest in 20 acres. Any well completed for commercial production will be owned 50% by Equity. Using modern logging technology to identify fracture systems downhole, and new drilling techniques such as horizontal drilling, it may be possible to find new reserves in this field, where production dates back to 1906. Equity owns a 100% working interest in over 10,000 acres in the shallow Mancos zone, having reserved horizons down to 2,500 feet in its 1943 farmout to Chevron of the deeper Weber sandstone. Drilling should begin before the end of 1998.

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

     In exchange for a nominal payment, Symskaya will receive all pre-drilling data from the well, drilling data acquired during the drilling of the well, and all final reports on the well including logs, test results, core and drill cutting samples, and samples of any oil, water or gas recovered during drilling. In addition, Symskaya personnel will have complete access to the drill site during drilling, the right to collect drill cuttings and other samples, and the right to witness all coring and testing. The well is currently drilling below 7,000 feet, and is projected to be drilled to a total depth of 11,500 feet.

CAPITAL RESOURCES AND LIQUIDITY

     Cash, cash equivalents, and temporary cash investments totaled $50,223 as of September 30, 1998, a decrease of $328,578 since year-end 1997. Working capital at September 30, 1998 was $1,434,548, and the Company's ratio of current assets to current liabilities was 1.62 to 1. Cash flow from operating activities, also negatively impacted by lower oil prices and their resultant reduced revenues, decreased from $3,463,716 during the first nine months of 1997 to $967,342 in the same period of 1998.

     Investment in property and equipment for the first nine months of 1998 totaled $3,417,633. Investment in property and equipment for the same period of 1997 totaled $4,656,248. As a result of the severely depressed oil prices, and their negative effects on cash flows, the Company has reduced its 1998 capital budget. The Company continues to high-grade both exploratory and development projects based on their assumed risks and rewards, balancing this with projects that have specific lease related drilling commitments. Other projects have been delayed or deferred until oil prices strengthen and cash flows increase.

     The Company purchased 51,000 shares of its stock on the open market during the first nine months of 1997, at an average price of $3.19 per share. No treasury stock was purchased during the first nine months of 1998.

     During the first nine months of 1997, the Company increased borrowings under its credit facility by $700,000, compared to borrowings of $2,521,170 in 1998, which were used to fund investments in property and equipment and for working capital purposes. On March 30, 1998, the Company amended its credit agreement, increasing the current commitment from $15 million to $18 million. In addition, on June 24, 1998, the facility was further amended in order to set the first principal payment date under the facility to July 1, 2001 from July 1, 1999.

     The Company's commitment under its borrowing base credit facility is subject to a redetermination as of July 1 and January 1 of each year, with estimated future prices being determined by the Company's lender. Using a reduced oil price deck, brought about by continued low oil prices, the Company's borrowing base was lowered to $17 million after the July 1, 1998 redetermination, and the Company was notified to this effect in September of 1998. Accordingly, at September 30, 1998, the Company had approximately $500,000 of remaining availability on the facility. The Company is in compliance with all its facility covenants.

     The Company believes that existing cash balances, cash flow from operating activities, and funds available under the Company's credit facility will provide adequate resources to meet all of its remaining capital and exploration spending objectives for 1998, which have been significantly curtailed due to low oil prices. Should the low oil price environment continue for an extended period of time, the Company may have difficulty in meeting its ongoing exploration and development drilling objectives. The Company has adequate liquidity to maintain its operations as they currently exist.


COMPARISON OF THIRD QUARTER 1998 WITH THIRD QUARTER 1997

     Oil and gas sales decreased 17% in the third quarter of 1998 to $3,105,521 versus $3,758,655 in the same quarter of last year. Sharply lower oil prices were offset somewhat by increases in both oil and gas production. Total revenues decreased 21% from 1997 to 1998.

     Oil production increased 11% in the third quarter of 1998, primarily due to production from the Westport #24-15 Beaver Creek well in North Dakota. Oil production for the quarter was 177,000 barrels, compared to 159,400 barrels in the third quarter of 1997. Gas production increased 15% from 524,000 Mcf in 1997 to 600,000 Mcf in 1998. The increase in gas production is a result of the Company's continued successful exploration program in northern California.

     Average prices received for crude oil were $12.04 per barrel during the third quarter of 1998, down 33% from the $17.99 received in 1997. Gas prices also dropped during the third quarter to $1.60 per Mcf in 1998, compared to $1.78 in 1997, a decrease of 10%.

     During the third quarter of 1997, the Company sold its minority interest in an oil field technology research company. In connection with the sale, the Company recognized a gain of $175,000, which is included in other income. There were no similar transactions during 1998.

     Despite higher production levels, lease operating costs increased only slightly over the prior year. The small increase was accomplished by shutting in high-cost, marginal production during the quarter due to low prices, and lower value-based production taxes. The increase in production in 1998 did contribute to higher depreciation, depletion, and amortization (DD&A) charges. In addition, DD&A per unit charges increased slightly from $4.50 per BOE to $4.57 per BOE in 1998.

     Higher exploration expenses in 1998 resulted from higher dry hole costs in the third quarter. During the period, the Company drilled 4 dry holes, incurring total costs of $745,000. Dry holes during the same quarter of 1996 were only $337,000. Included in the 1998 third quarter dry holes were the first exploratory well drilled at the Company's O'Brien Springs 3D project in Wyoming, where the Company maintained a 50% working interest, as well as the aforementioned #1-22 Otto Loshe well in California, also a 50% owned well.

     General and administrative expenses increased slightly in 1998, primarily due to increased compensation and investor relations expenses. Higher interest costs in 1998 reflect the higher amount of debt outstanding under the Company's credit facility.

     The income tax benefits recorded for both periods result primarily from the deferred tax benefits associated with net losses reported.

COMPARISON OF FIRST NINE MONTHS OF 1998 WITH FIRST NINE MONTHS OF 1997

     Oil and gas sales decreased 23% in the first nine months of 1998 to $9,622,792 versus $12,504,373 in the same period of last year. This decrease was caused by lower oil prices, partially offset by increased oil and gas production. Oil production for the first nine months was 517,000 barrels, up 9% from 1997 production of 476,000 barrels. Gas production for the period increased 16% to 1,770,000 Mcf from 1,526,000 Mcf in 1997.

     Average prices received for crude oil were $12.54 per barrel during the first nine months of 1998, compared to $19.52 received in 1996, a decrease of 36%. Gas prices decreased slightly to $1.84 per Mcf in 1998, compared to $1.90 in 1997.

     During the first nine months of 1997, the Company recorded a gain on the sale of certain oil and gas properties of approximately $325,000. In addition, in 1997 the Company sold its minority interest in an oil field technology research company. In connection with the sale, the Company recognized a gain of $175,000. There were no corresponding events in 1998.

     Total expenses in the first nine months of 1998 increased 13% over 1997 levels. Lease operating costs remained flat, while depreciation, depletion and amortization increased 12%, primarily due to increased oil and gas production in 1998.

     The Company incurred 3D seismic charges of $431,075 in 1998 associated with its Sequoia project in the San Joaquin Basin of California. The initial well at Sequoia has been delayed until the first half of 1999. The Company did not participate in any 3D seismic programs during the first nine months of 1997.

     The Company abandoned certain undeveloped leaseholds during the first nine months of 1998 associated with a Lodgepole prospect that was acquired in 1995 and 1996. This was the primary cause of a 1998 charge to expense of $170,601 for leasehold abandonments. The Company did not renew selected leases in the area on their renewal date due to a lack of prospectivity.

     Higher interest costs in 1998 reflect the higher amount of debt outstanding under the Company's credit facility.

     The equity loss in Symskaya Exploration increased by approximately $163,000 during the first nine months of 1998. This increase included a write down of approximately $125,000 of accrued interest income on a senior note between Symskaya and the Company that had been recognized in prior periods. In addition, the 1998 increase included the Company's share of a bottom hole contribution discussed earlier. There were no corresponding events in 1997.

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

YEAR 2000

     The Company uses computers principally for processing and analyzing geological and engineering data, map making, and administrative functions such as word processing, accounting, and financial reporting. The Company does not use any software developed specifically for its own use, and all of it's principal computer systems have been purchased since December 31, 1995. The Company has an ongoing program to ensure that its operational and financial systems will not be adversely affect by year 2000 software failures. While the Company believes it is taking all appropriate steps to assure year 2000 compliance, it is dependent substantially on vendor compliance. The Company intends to modify or replace those systems that are not year 2000 compliant.

     The Company is requiring its systems and software vendors to represent that the services and products provided are, or will be, year 2000 compliant, and has an on-going program to test compliance. The Company's financial accounting system is year 2000 compliant. Software vendors for the Company's technical software have represented that their software is on track to be compliant by mid-1999. The Company estimates that the cost to redevelop, replace, or repair any technology as needed will not be material.

FORWARD LOOKING STATEMENTS

     Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risk of a significant natural disaster, the inability of the Company to ensure against certain risks, the adequacy of its loss reserves, fluctuations in commodity prices, the inherent limitations in the inability to estimate oil and gas reserves, changing government regulations, as well as general market conditions, competition and pricing. The Company believes that forward-looking statements made by it are based upon reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate", "anticipate", "expect", "predict", "believe" and similar expressions are intended to identify forward-looking statements.

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

                                        EQUITY OIL COMPANY
                                           (Registrant)



DATE:     November 6, 1998            By /s/ Paul M. Dougan
       -----------------------           -------------------
                                         Paul M. Dougan, President
                                         Chief Executive Office

DATE:     November 6, 1998            By /s/ Clay Newton
      ------------------------           ----------------
                                         Clay Newton, Treasurer
                                         Principal Accounting Officer