Form 10-K
period 1998-12-31
EQUITY OIL CO
filed 1999-03-29
CIK 33325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                   (Mark One)
        |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x/ ]

As of March 10, 1999, 12,629,440 common shares were outstanding, and the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $15,000,000.

                       Documents Incorporated by Reference
1. Definitive proxy statement to be filed in connection with Issuer's Annual Stockholders' Meeting to be held on May 12, 1999 and more particularly the information contained on pages 2 through 5 are incorporated by reference into
Part III of this report.
                                                                 Total Pages 42

                                     PART I
ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Equity Oil Company ("Equity" or "the Company") was originally incorporated in the state of Utah in 1923. In 1958, it was merged into its subsidiary, Weber Oil Company, a Colorado corporation. The surviving company adopted the name Equity Oil Company.

Equity is an independent oil and gas exploration and production company, currently conducting its business in nine states and two Canadian provinces. Equity is also a 50% shareholder in Symskaya Exploration, Incorporated
(Symskaya) which is licensed to operate in Russia. Headquartered in Salt Lake City, Utah, the Company also maintains an exploration office in Denver, Colorado, and a field office in Vernal, Utah. The Company has 16 full-time employees.

More than 90% of the Company's revenues come from the sale of crude oil and natural gas. Accordingly, the Company continually seeks to increase its oil and gas production. The keys to increasing production are the replacement, on an annual basis, of current production, as well as achieving additional reserve growth.

The Company's strategy to replace production and increase its oil and natural gas reserves on an ongoing basis is comprised of a balanced approach in the areas of focused exploration drilling, development drilling and exploitation and the acquisition of proved reserves.

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

The Company also investigates opportunities to purchase interests in properties with existing production. During 1996 and 1997, the Company replaced a significant amount of its production through the purchase of producing properties. These purchases have, in turn, produced additional developmental and enhancement projects. No producing properties were purchased in 1998.

The Company has conducted international exploration in Russia through its 50% ownership of Symskaya. Symskaya operations were significantly curtailed during 1998 and will be again curtailed in 1999. Further discussion of this venture and other Company activities is found in ITEM 2. Properties, under the caption Present Activity.

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

The majority of the Company's oil production occurs in Colorado and other Rocky mountain states, and the Canadian provinces of Alberta and British Columbia. The Company's crude oil production is sold under short-term contracts at current posted prices for each geographic area, less applicable quality or transportation tariffs, plus negotiated bonuses. Prices are set by oil purchasers, and, while their methods of determining prices are not within the control of the Company, it is assumed they are influenced by regional, national and international factors relating to oil supply and demand (see discussion under Major Customers).

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

SEASONALITY

The Company experiences some seasonality in gas sales revenues. Net sales prices and production tend to rise during the winter months compared to the rest of the year. However, since over 65% of the Company's oil and gas revenues come from the sale of oil, the seasonal impact on total oil and gas sales is not significant.

MAJOR CUSTOMERS

All oil and gas produced in the U.S. or Canada is sold to unaffiliated pipeline, refining, or crude oil purchasing companies. These companies may be the operators of the fields where the product is produced, owners of the pipelines which transport the products, or other third-party purchasers. While certain entities purchase more than 10% of the Company's oil and gas production, previous changes in purchasers have not resulted in an interruption of production or transportation, and consequently have not had a material adverse effect on the business of the Company.

COMPETITION

Equity is part of a highly competitive industry composed of many companies that are significantly larger and possess greater resources than the Company. These include major oil companies as well as large independent exploration and production companies. Their size and resources may allow these parties to operate at a greater competitive advantage than Equity.

During 1998, the Company did not experience any competitive factors which impaired its production or sale of oil and gas, nor did it experience significant difficulties in contracting for drilling and related equipment.

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

The Company owns a 50% interest in Symskaya Exploration, Incorporated, which is licensed to operate in Russia. Further discussion of this venture is found in
ITEM 2. Properties, under the caption Present Activity, and in Footnotes 6 and 9 in the financial statements.

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

RESERVES

The information found in Footnote 9 to the financial statements concerning proved reserves represents the Company's best estimate of product quantities expected to be produced from the properties based on geologic and engineering data, as well as current economic and operating conditions. The presentation is made in accordance with Securities and Exchange Commission guidelines, and is based on prices and costs in effect on December 31, 1998. No estimates of reserves have been filed with or included in any report to any other federal agency during 1998.

PRODUCTION

The following table sets forth the Company's production, average sales prices, and average lifting costs by geographic area for 1998, 1997, and 1996:

===============================================================================================================================

                             1998             1997             1996             1998            1997            1996
                              Oil              Oil              Oil              Gas             Gas             Gas
Area                        (Bbls)           (Bbls)           (Bbls)           (MMCF)           (MMCF)          (MMCF)
===============================================================================================================================
Production
-------------------------------------------------------------------------------------------------------------------------------
 Colorado                  332,230          366,319           363,080             117             170             106
-------------------------------------------------------------------------------------------------------------------------------
 Texas                      22,291           25,359            29,186             145             211             315
-------------------------------------------------------------------------------------------------------------------------------
 Montana                    20,434           26,103            32,845              34              16              17
-------------------------------------------------------------------------------------------------------------------------------
 Utah                       20,658           18,745            16,769               -               -               -
-------------------------------------------------------------------------------------------------------------------------------
 Wyoming                   131,943           76,190            68,924             733             660             519
-------------------------------------------------------------------------------------------------------------------------------
 North Dakota               67,906            7,007             6,768              31               3               3
-------------------------------------------------------------------------------------------------------------------------------
 Oklahoma                        -              435               607               -               -               -
-------------------------------------------------------------------------------------------------------------------------------
 California                      -                -                 -           1,032             560             365
-------------------------------------------------------------------------------------------------------------------------------
 Other                           5                7                13               -               -               -
-------------------------------------------------------------------------------------------------------------------------------
 Total U.S.                595,467          520,165           518,192           2,092           1,620           1,325
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
 Alberta                    75,015           92,376           113,756             277             439             586
-------------------------------------------------------------------------------------------------------------------------------
 B.C.                       21,352           23,371             4,769              69              10               2
-------------------------------------------------------------------------------------------------------------------------------
 Total Canada               96,367          115,747           118,525             346             449             588
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Grand Total                691,834          635,912           636,717           2,438           2,069           1,913
===============================================================================================================================

===============================================================================================================================
Average Price

-------------------------------------------------------------------------------------------------------------------------------
  U.S.                     $12.28           $19.49            $21.49           $ 1.95          $2.21           $1.79
-------------------------------------------------------------------------------------------------------------------------------
  Canada                   $11.43           $15.36            $16.99           $ 1.15          $1.34           $1.01
-------------------------------------------------------------------------------------------------------------------------------
  Total                    $12.16           $18.74            $20.65           $ 1.83          $2.02           $1.55
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Lifting Costs
-------------------------------------------------------------------------------------------------------------------------------
  U.S.                     $ 6.11           $ 7.53            $ 7.92           $  .97          $ .85           $ .66
-------------------------------------------------------------------------------------------------------------------------------
  Canada                   $ 4.48           $ 4.15            $ 6.09           $  .40          $ .36           $ .37
-------------------------------------------------------------------------------------------------------------------------------
  Total                    $ 5.88           $ 6.92            $ 7.58           $  .89          $ .75           $ .57
===============================================================================================================================

PRODUCTIVE WELLS AND ACREAGE

The location and quantity of Equity's productive wells and acreage as of December 31, 1998 are as follows:

==================================================================
 Productive Wells:                       Gross           Net
------------------------------------------------------------------
    Oil:
------------------------------------------------------------------
        United States                      686           88.311
------------------------------------------------------------------
        Canada                             384           11.896
------------------------------------------------------------------
    Gas:
------------------------------------------------------------------
        United States                       71           18.872
------------------------------------------------------------------
        Canada                              11            2.209
------------------------------------------------------------------
    Total Productive Wells               1,152          121.288
------------------------------------------------------------------

------------------------------------------------------------------
    Developed Acreage
------------------------------------------------------------------
        United States                  118,128           13,046
------------------------------------------------------------------
        Canada                         127,120            2,946
------------------------------------------------------------------
    Total Developed Acreage            245,248           15,992
==================================================================

UNDEVELOPED LEASEHOLD ACREAGE

The following table sets forth the Company's undeveloped oil and gas lease acreage as of December 31, 1998 by geographic area:


================================================================================
                                        Gross                      Net
Area                                   Acreage                   Acreage
--------------------------------------------------------------------------------
Colorado                                  23,389                   15,480
--------------------------------------------------------------------------------
Texas                                      2,647                    1,257
--------------------------------------------------------------------------------
Montana                                   31,678                    3,164
--------------------------------------------------------------------------------
Utah                                       7,950                      880
--------------------------------------------------------------------------------
Wyoming                                   52,724                   34,646
--------------------------------------------------------------------------------
California                                32,714                    8,447
--------------------------------------------------------------------------------
North Dakota                              15,105                    8,041
--------------------------------------------------------------------------------
Total U.S.                               166,207                   71,915
--------------------------------------------------------------------------------
Alberta                                   20,697                    3,571
--------------------------------------------------------------------------------
Total Canada                              20,697                    3,571
--------------------------------------------------------------------------------
Grand Total                              186,904                   75,486
================================================================================

Through its 50% ownership in Symskaya, the Company also has an indirect 50% interest in an additional 1,100,000 gross acres in Russia. Further discussion of this venture is found in ITEM 2. Properties, under the caption Present Activity, and in Footnotes 6 and 9 to the financial statements.

DRILLING ACTIVITY

During 1998, the Company participated in the drilling of 12 gross wells. Of this total, 7 were completed as producing oil and gas wells and 5 were plugged and abandoned as dry holes.


================================================================================
Gross exploratory wells drilled:    Status          1998      1997     1996
--------------------------------------------------------------------------------
     United States                  Productive       6        13       15
--------------------------------------------------------------------------------
                                    Dry              5        12        6
--------------------------------------------------------------------------------
     Canada                         Productive       -         -        -
--------------------------------------------------------------------------------
                                    Dry              -         -        -
--------------------------------------------------------------------------------
Gross development wells drilled:
--------------------------------------------------------------------------------
     United States                  Productive       1         5        3
--------------------------------------------------------------------------------
                                    Dry              -         -        -
--------------------------------------------------------------------------------
     Canada                         Productive       -         -        1
--------------------------------------------------------------------------------
                                    Dry              -         -        -
================================================================================


================================================================================
Net exploratory wells drilled:      Status          1998      1997     1996
--------------------------------------------------------------------------------
     United States                  Productive      2.18      4.21     3.95
--------------------------------------------------------------------------------
                                    Dry             2.10      5.99     1.64
--------------------------------------------------------------------------------
     Canada                         Productive         -         -        -
--------------------------------------------------------------------------------
                                    Dry                -         -        -
--------------------------------------------------------------------------------
Net development wells drilled:
--------------------------------------------------------------------------------
     United States                  Productive      .40       1.74     1.19
--------------------------------------------------------------------------------
                                    Dry                -         -        -
--------------------------------------------------------------------------------
     Canada                         Productive         -         -      .50
--------------------------------------------------------------------------------
                                    Dry                -         -        -
================================================================================

PRESENT ACTIVITY

In 1998, eleven of the twelve wells that the Company participated in were exploration wells and one was a development well. The drilling resulted in the completion of six gas wells, one oil well and five dry holes. Five of the gas wells were drilled on 3-D geophysical surveys in the Sacramento Basin of northern California, and the oil well was completed in Golden Valley County, North Dakota. Although total drilling activity decreased by 60% from the 30 wells drilled in 1997, the seven wells completed in 1998 added new reserves of 361,000 barrels of oil and 2.5 billion cubic feet of gas to the company's reserve base, compared to 41,000 barrels and 2.4 billion cubic feet added by the completion of eighteen wells in 1997.

The projects in the Sacramento Basin are becoming increasingly important to the Company. Gas production from the basin now makes up 40% of total Company gas production. The Company's drilling efforts there are focused on prospects defined by 131 square miles on nine 3-D seismic surveys conducted during the last four years. Including the 6 wells drilled in 1998, 31 of 49 wells drilled in the basin have been completed as gas wells; an overall drilling success ratio of 63%. Equity's working interest in the wells and 3-D surveys ranges from 18.75 to 60%. Gross production at December 31, 1998 from the wells completed in 1998 was approximately 13.1 million cubic feet per day, 3.2 million cubic feet net to Equity. Of particular importance to the Company, three of the 1998 gas completions are on two 3-D surveys operated by Equity where the Company has a higher working interest, and further, these wells are three of the most productive wells drilled to date on the Sacramento Basin 3-D surveys.

Two of the Sacramento Basin gas discoveries were on the Company's 16 square mile Merlin 3-D project. The initial discovery, the #1-15 Henning, was completed in the Forbes formation in February, and since completion has recorded cumulative production of 607 million cubic feet of gas and continues to produce at a rate of 900,000 cubic feet per day. The second well, the Equity #1-22 Otto Lohse, is presently producing at a rate of 300,000 cubic feet per day with cumulative gas sales to date of 230 million cubic feet. In addition, a second Forbes reservoir in this well drill stem tested at a rate of 7.5 million cubic feet per day proving additional behind pipe reserves. Equity operates and has a 50% working interest in the wells and the Merlin survey. Two additional wells on the Merlin survey are planned for 1999.

A third gas discovery, the Equity #1-8 Wescott, was drilled on the Company's 17 square mile Davis Ranch 3-D survey in the Sacramento Basin. The well is presently producing at a rate of 2 million cubic feet per day and has cumulative gas sales of 481 million cubic feet since August. Equity operates and maintains a 60% working interest in the well. One additional well on the Davis Ranch survey is planned for 1999.

In addition to further drilling on Company operated 3-D projects in the Sacramento Basin in 1999, Equity expects to participate in additional drilling on non-operated projects. At year end 1998, the Company estimates that seven 3-D surveys in which it currently has an interest may contain as many as 30 prospects that may be drilled over the next several years.

In 1999, Equity also expects to participate in at least one well on the Sequoia prospect in 1999. Sequoia is a 36 square mile 3-D survey in the northern San Joaquin Basin of California. Seismic processing and interpretation of the survey data was completed early in 1998, and the analysis of the data developed 21 seismic leads that may develop into drillable prospects. Equity has a 30% interest in the survey.

Equity participated in the drilling of one of the most prolific wells in its history in North Dakota during 1998. The Westport #24- 15 Beaver Creek in Golden Valley County, North Dakota, was initially completed as a pumping oil well in the Duperow formation at a rate of 390 barrels per day. After production testing for one month, the Duperow producing zone was isolated and the well was recompleted as a flowing oil well in the Nisku formation at an initial rate of 1,800 barrels and 1.3 million cubic feet of gas per day. At year end the well was still flowing at a rate of 1,000 barrels and 250,000 cubic feet per day and had gross cumulative production of 223,000 barrels and 94 million cubic feet of gas. Equity has a 32.5 % working interest in the well. Westport Oil and Gas Company operates the well and holds the remaining working interest. The Company is presently evaluating further drilling opportunities associated with the Beaver Creek discovery.

COST CONTROLS

Operating with low oil prices requires strict attention to cost control at all levels in the Company. Equity has been successful in reducing operating costs in each of the last two years, and will endeavor to make additional reductions during 1999. In addition, the Company has taken steps to further reduce 1999 general and administrative overhead, including a freeze on salaries, a 50% cut in payroll benefits, and staff reductions.

SYMSKAYA EXPLORATION

In 1998, Symskaya entered into a Bottom Hole Contribution Agreement with the Committee for Natural Resources of the Krasnoyarsk Krai in Eastern Siberia to support the drilling of the Averinskaya - 150 well, an exploratory well that is being drilled near the town of Yeniseysk. The well is adjacent to the southern block of acreage that Symskaya holds as part of its 1.1 million acre exploration, development and production license. The well is being drilled to evaluate the oil and gas potential of the same geologic section that Symskaya targeted in the drilling of its Lemok No. 1 well on the northern acreage block of its license area.

In exchange for a nominal payment, Symskaya will receive all pre- drilling data from the well, drilling data acquired during the drilling of the well, and all final reports on the well including logs, test results, core and drill cutting samples, and samples of any oil, water or gas recovered during drilling. In addition, Symskaya personnel will have complete access to the drill site during drilling, the right to collect drill cuttings and other samples, and the right to witness all coring and testing. The well, which is expected to be completed during 1999, is projected to be drilled to a total depth of 11,500 feet.

Barring major developments from the Averinskaya-150 well and changes in federal and local policies regarding production sharing, further attempts to drill Symskaya's prospect are unlikely, absent additional outside financing. The economy of the Russian Federation is currently in a period of instability. The impact includes a severe devaluation of the currency and an increasing rate of inflation. The return to economic stability is dependent to a large extent on the effectiveness of the fiscal measures taken by the government and other actions beyond the Company's control. Russia's current economic environment, coupled with the depression in world oil markets, has made it difficult for Symskaya to attract interested parties in their project.

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


                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED MATTERS

The Company's stock is traded on the over-the-counter market and quoted over the NASDAQ National Market System using the symbol EQTY. High and low closing prices for 1998 and 1997 are as follows:


================================================================================
Quarter                                       High             Low
--------------------------------------------------------------------------------
1998 - 4th                                    1 15/16           21/32
--------------------------------------------------------------------------------
       3rd                                    2 7/16          1 13/16
--------------------------------------------------------------------------------
       2nd                                    2 13/16         2
--------------------------------------------------------------------------------
       1st                                    3 1/16          2 1/2
--------------------------------------------------------------------------------
1997 - 4th                                    3 15/16         2 3/4
--------------------------------------------------------------------------------
       3rd                                    4 1/8           3 3/16
--------------------------------------------------------------------------------
       2nd                                    3 3/8           2 3/4
--------------------------------------------------------------------------------
       1st                                    4 5/16          2 11/16
================================================================================

The approximate number of registered stockholders of the Company as of March 10, 1999 is 1,574.

No unregistered equity securities of the registrant have been sold during the period covered by this report.

ITEM 6. SELECTED FINANCIAL DATA

                                  1998            1997            1996            1995           1994
---------------------------------------------------------------------------------------------------------
Oil and Gas Sales ........   $ 12,720,876    $ 16,457,048    $ 16,115,125    $ 12,259,739    $ 11,713,498

Other Income .............        377,282       1,023,037         312,759         457,837         196,431

Lease Operating
Costs ....................      6,233,955       5,940,808       5,912,128       5,093,782       4,658,115

DD&A .....................      5,029,119       4,675,411       4,292,237       3,843,442       5,011,155

Impairment of
Proved Oil and
Gas Properties ...........      4,015,158         411,894         237,279       2,471,146             -0-

Equity Loss and Impairment
of Investment in Symskaya
Exploration, Inc. ........        446,758         356,661       9,204,394             -0-             -0-

3-D Seismic ..............        431,075         626,525         757,964         237,604             -0-

Exploration
Expense ..................      2,383,163       3,026,550       2,336,405       1,633,612       1,718,339

General and
Administrative ...........      1,914,590       2,048,194       2,030,811       1,908,778       1,560,675

Loss Before
Cumulative Effect
of Accounting
Changes ..................     (5,814,884)       (211,156)     (5,502,646)     (1,254,812)       (360,830)

Basic Loss Per
Common Share Before
Cumulative Effect of
Accounting Changes .......   $       (.46)   $       (.02)   $       (.43)   $       (.10)   $       (.03)
                             ============    ============    ============    ============    ============

Total Assets .............   $ 47,271,168    $ 53,541,639    $ 50,181,437    $ 53,947,050    $ 51,908,336

Long-Term Debt ...........   $ 16,500,000    $ 13,978,830    $  8,878,830    $  4,918,830    $    460,000


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

OIL AND GAS RESERVES. During 1998, crude oil prices reached 12 year lows, and remained near those levels for much of the year. Natural gas prices in 1998 were 9% lower than 1997. This decrease in prices had a significant effect on the volumes and values of the Company's reserves. Estimates of reserve quantities and related future net cash flows are calculated using unescalated year-end oil and gas prices and operating costs, and may be subject to substantial fluctuations based on the prices in effect at the end of each year. The following table sets forth a comparison of year-end reserves, the weighted average prices used in calculating estimated reserve quantities and future net cash flows, pre-tax future net cash flows discounted at 10%, and per barrel of oil equivalent discounted cash flows at the end of 1998, 1997 and 1996 (quantities in thousands, except for pricing and per barrel of oil equivalent amounts):
                                                                         SEC-10
                    Year-end                    Year-end       SEC-10    pre-tax
                 proved reserves                 prices        pre-tax   values
                 (MBBLs)  (MMCF)
                   Oil     Gas       BOE*      Oil     Gas     values    per BOE
                   ---     ---       ----      ---     ---     ------    -------
12/31/98          6,193   19,010     9,361    $10.80   $1.95   $25,210    $2.69

12/31/97          8,420   18,909    11,571    $14.99   $2.03   $37,409    $3.23

12/31/96          8,369   17,617    11,305    $24.36   $2.84   $79,002    $7.00

* - gas converted at 6,000 Mcf per barrel.

Reserve revisions occur when the economic limit of a property is lengthened or shortened due to changes in commodity pricing. The following excerpt from the footnotes to the Company's financial statements shows the effect of depressed oil prices on the volume of oil reserves (shown in thousands of barrels):


                                                  Year ended December 31,
                                             1998          1997         1996
                                             ----          ----         ----
Proved oil reserves (000's):
Beginning of year                           8,420         8,369        7,750
Revisions of previous estimates            (1,896)         (555)         225
Extensions and discoveries                    361           202           88
Acquisitions of minerals in place               -         1,085          949
Sales of minerals in place                      -           (45)          (6)
Production                                   (692)         (636)        (637)
                                             ----          ----         ----
End of year                                 6,193         8,420        8,369
                                            =====         =====        =====

The negative revisions of 1,896,000 and 555,000 barrels in 1998 and 1997, respectively, are primarily price-related and take into account those properties where production has been shut-in due to marginal economics.

Excluding revisions to previous estimates, the Company's drilling program in 1998 added 779,000 barrels of oil equivalent reserves, 71% of 1998 production. The Company did not make any producing property acquisitions in 1998. Should oil and gas prices remain at their current low levels for the balance of 1999, further reductions in capital spending for 1999 are likely, which may impact the Company's ability to replace production. The Company continues to high-grade both exploratory and development projects based on their assumed risks and rewards, balancing this with projects that have specific lease related drilling commitments. Other projects have been delayed or deferred until oil prices strengthen and cash flows increase.

1997 drilling and  acquisition  activities in the United States and Canada added
1.72 million barrels of oil equivalent to the Company's proved reserve base, replacing 175% of 1997 production. In 1996, the Company added 1.30 million barrels of oil equivalent, equal to 136% of 1996 oil and gas production. Further information concerning the Company's reserve volumes and values can be found in Footnote 9 to the financial statements.

IMPAIRMENT OF PROVED OIL AND GAS PROPERTIES. As a result of depressed year-end oil prices, the Company recorded an impairment of proved oil and gas properties of $4,015,158 ($2,529,550 net of tax) as of December 31, 1998. Statement of Financial Accounting Standards No. 121 requires successful efforts companies to evaluate the recoverability of the carrying costs of their proved oil and gas properties by comparing the expected undiscounted future net revenues from each producing field with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to fair value, which is determined using discounted future net revenues from the producing field.

During  1998,   the  Company   wrote  down  the  costs  of  several   properties
characterized by low-margin production, where low oil prices have severely reduced the economic value of their reserves. During 1997 and 1996, the Company recorded proved property impairment charges of $411,894 and $237,279, respectively.

EQUITY LOSS AND IMPAIRMENT OF INVESTMENT IN SYMSKAYA EXPLORATION, INCORPORATED. In 1996, Symskaya plugged and abandoned the Lemok #1 well, and charged the drilling costs of the well to expense. Due to the uncertainty relating to Symskaya's obtaining additional outside financing and proceeding with development of the License area, all other capitalized costs related to the Company's investment in and advances to Symskaya were also written off, resulting in a total charge to expense of $9,204,394. The Company has no current plans to fund future exploratory drilling in Russia. The Company's 50% share of Symskaya's net losses in 1998 and 1997 were $446,758 and $356,661, respectively, which resulted primarily from administrative related expenses. The 1998 amount includes a write off of approximately $125,000 in interest income on a senior note between Symskaya and the Company that had been accrued in prior periods, as well as the Company's share of the bottom hole contribution discussed earlier. Further discussion of this venture is found in ITEM 2. Properties, under the caption Present Activity, and in Footnotes 6 and 9 to the financial statements.


RESULTS OF OPERATIONS

COMPARISON OF 1998 WITH 1997

OIL AND GAS PRODUCTION AND SALES. Despite record gas production and higher oil production, lower oil and gas prices during 1998 resulted in a 23% drop in oil and gas sales. Gas production of 2.4 Bcf in 1998, the highest level in company history, was 14% higher than 2.1 Bcf produced in 1997. Oil production of 692,000 barrels was 9% higher than the 636,000 barrels produced in 1997.

Average oil prices for 1998 were 35% lower than those of 1997. The Company's average oil price received for 1998 was $12.16 per barrel, compared to $18.74 per barrel in 1997. Gas prices also dipped by 9%, averaging $1.83 in 1998, compared to $2.02 in 1997. Further details of production and pricing are found in Item 2. Properties, under the caption Production.

OTHER INCOME. During 1997, the Company recorded a gain on the sale of certain oil and gas properties of approximately $325,000. In addition, the Company sold its minority interest in an oil field technology research company. In connection with the sale, the Company recognized a gain of approximately $200,000. There were no corresponding events in 1998.

LEASE OPERATING COSTS. Lease operating costs continued to decline on a per-unit basis in 1998. Costs per barrel of oil equivalent during 1998 of $5.68 were 6% lower than costs of $6.06 per barrel of oil equivalent during 1997. During much of 1998, the Company shut-in several high-cost, marginally economic wells whose profitability was severely curtailed by low oil prices. Another factor in the decline was a reduction in value-based production taxes. As the majority of the Company's production on a barrel of oil equivalent basis comes from crude oil, the decline in average oil prices in 1998 brought about declines in production taxes.

In addition, operating costs associated with natural gas properties are lower on a barrel of oil equivalent basis than for oil producing properties. The Company's ratio of gas to oil production continued to rise in 1998 compared to prior years, and as it did so, per barrel of oil equivalent operating costs declined.

DEPRECIATION, DEPLETION, AND AMORTIZATION (DD&A). DD&A charges in 1998 declined slightly to $4.58 per barrel of oil equivalent from $4.77 per barrel of oil equivalent in 1997.

IMPAIRMENT OF PROVED OIL AND GAS PROPERTIES. As discussed previously, included in the Statement of Operations for 1998 and 1997 are non-cash charges for the impairment of proved oil and gas properties in the amount of $4,015,158 and $411,894, respectively.

EQUITY LOSS AND IMPAIRMENT OF INVESTMENT IN SYMSKAYA EXPLORATION, INCORPORATED. The Company is continuing to pursue additional outside financing for its Symskaya project in Russia. The Company announced in 1998 that its 50% owned subsidiary, Symskaya, entered into a bottom hole contribution agreement to support the drilling of an exploratory well that is being drilled near the southern block of acreage that Symskaya holds as part of its 1.1 million acre exploration, development and production License.

The equity loss in Symskaya increased by approximately $90,000 during 1998. This increase included a write down of approximately $125,000 of accrued interest income on a senior note between Symskaya and the Company that had been recognized in prior periods. In addition, the 1998 increase includes the Company's share of the bottom hole contribution. There were no corresponding events in 1997.

3-D SEISMIC AND EXPLORATION EXPENSES. During 1998, the Company incurred $431,075 in 3-D seismic costs related to its exploration programs, compared to $626,525 in 1997. The bulk of 1998 3-D costs were associated with its Sequoia project in the San Joaquin Basin of California. The initial well at Sequoia has been delayed until the first half of 1999. Exploration expenses decreased as the Company drilled 5 exploratory dry holes in 1998, compared to 12 dry holes in 1997. Successful efforts accounting, the method used by the Company, requires both 3-D seismic costs and exploratory dry hole costs to be charged to expense on a current basis.

INTEREST AND INCOME TAXES. Higher interest costs in 1998 reflect the higher amount of debt outstanding under the Company's credit facility. The income tax benefits recorded for both periods result primarily from the deferred tax benefits associated with net losses reported. Details concerning the components of the tax provision can be found in Footnote 3 to the financial statements.

COMPARISON OF 1997 WITH 1996

OIL AND GAS PRODUCTION AND SALES. The Company's 1997 increases in oil and gas and sales were due largely to increases in natural gas production and prices. During 1997, the Company's gas production increased 8%, from 1.9 Bcf in 1996 to
2.1 Bcf in 1997. Average prices of $2.02 per Mcf in 1997 were 30% higher than the $1.55 received in 1996. The increase in gas production reflected the contribution from the Company's exploration and development programs in California and Wyoming.

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

LEASE OPERATING COSTS. Despite a higher number of wells on production during 1997 as compared to 1996, lease operating costs declined on a per-unit basis. The primary factor in the decline was a reduction in value-based production taxes. As the majority of the Company's production on a barrel of oil equivalent basis comes from crude oil, the decline in average oil prices in 1997 brought about a similar decline in production taxes.

In addition, operating costs associated with natural gas properties were lower on a barrel of oil equivalent basis than for oil producing properties. The Company's ratio of gas to oil production continued to rise in 1997, and as it did so, per barrel of oil equivalent costs declined.

DEPRECIATION, DEPLETION, AND AMORTIZATION (DD&A). Increased DD&A charges in 1997 were a direct reflection of lower year-end oil prices used in calculating reserves. Generally speaking, as oil prices decline, economic oil reserves also decline. As these reserves decline, extraction percentages increase, resulting in higher DD&A charges.

IMPAIRMENT OF PROVED OIL AND GAS PROPERTIES. As discussed previously, included in the Statement of Operations for 1997 and 1996 are non-cash charges for the impairment of proved oil and gas properties in the amount of $411,894 and $237,239, respectively.

EQUITY LOSS AND IMPAIRMENT OF INVESTMENT IN SYMSKAYA EXPLORATION, INCORPORATED. As discussed above, in 1996, Symskaya plugged and abandoned the Lemok #1 well, and charged the drilling costs of the well to expense. Due to the uncertainty relating to Symskaya's obtaining additional outside financing and proceeding with development of the License area, all other capitalized costs related to the Company's investment in and advances to Symskaya were also written off, resulting in a total charge to expense in 1996 of $9,204,394 ($6,592,206 after tax). The Company's 50% share of Symskaya's net loss in 1997 was $356,661, which resulted primarily from administrative related expenses.

3-D SEISMIC AND EXPLORATION EXPENSES. During 1997, the Company incurred $626,525 in 3-D seismic costs related to its exploration programs, compared to $757,964 in 1996. Exploration expenses increased as the Company drilled 12 exploratory dry holes in 1997, compared to 6 dry holes in 1996. Successful efforts accounting, the method used by the Company, requires both 3-D seismic costs and exploratory dry hole costs to be charged to expense on a current basis.

GENERAL  AND  ADMINISTRATIVE   EXPENSES.   The  Company  recorded  increases  in
compensation expense, along with small increases in other administrative charges during 1997.

INTEREST EXPENSE. During 1996, because of its ongoing exploration project in Russia, the Company was required to capitalize all interest expense. With activity in Russia curtailed in 1997, interest was charged to expense. Along with increased borrowing on the Company's revolving credit facility, this caused interest expense to increase during 1997 over 1996 levels.

INCOME TAXES. Income tax expense for 1997 includes additional taxes arising from an audit of the Company's Canadian tax returns. The adjustment resulted in the accrual of approximately $175,000 in additional Canadian taxes related to prior years. The income tax benefit in 1996 resulted primarily from the deferred tax benefit associated with the net loss reported. Details concerning the components of the tax expense can be found in Footnote 3 to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND WORKING CAPITAL. Total cash balances increased 17% from 1997, as a result of a combination of several events discussed in the following paragraphs. Working capital decreased by 39% primarily due to lower accrued oil and gas sales. The Company's ratio of current assets to current liabilities was 1.76 to 1 at December 31, 1998, compared to 2.33 to 1 at December 31, 1997.

CASH FLOWS FROM OPERATING ACTIVITIES. Cash flows from operating activities declined 54% in 1998 compared to 1997 levels, primarily as a result of lower revenues caused by depressed oil and gas prices. Despite higher oil and gas production in 1998, oil and gas sales dropped by $3.7 million. 1997 cash flows decreased from 1996 levels as a result of a reduction in accounts payable balances, which is mainly a function of timing.

CASH FLOWS FROM INVESTING ACTIVITIES. Capital expenditures in 1998 were 57% lower than in 1997. Excluding 1997 property acquisitions, expenditures in 1998 were down 21%. This decrease in capital spending is a direct result of decreased revenues resulting from lower oil and gas prices. Should oil prices remain at their current low levels for the balance of 1999, the Company expects further reductions in capital spending for 1999. The Company continues to high-grade both exploratory and development projects based on their assumed risks and rewards, balancing this with projects that have specific lease related drilling commitments. Other projects have been delayed or deferred until oil prices strengthen and cash flows increase.

Capital expenditures in 1997 were 30% higher than the amount recorded in 1996. Included in the 1997 figures were $3.2 million associated with proved property acquisitions, and $1.2 million associated with unproved property acquisitions. During 1996, the Company incurred $2 million and $.5 million, respectively, for these property acquisitions.

Subsequent to the plugging of the Lemok #1 in 1996, the Company's advances to Symskaya Exploration, Inc. decreased significantly. During 1998 and 1997 the Company advanced approximately $319,000 and $357,000 to Symskaya, respectively, compared to approximately $3.0 million in 1996. The Company expects that advances to Symskaya in 1999 will again be minimal as the Company has no current plans to fund any exploratory drilling in Russia. The equity loss in Symskaya Exploration for 1998 includes a writedown of approximately $125,000 in interest income on a senior note between Symskaya and the Company that had been accrued in prior periods. In addition, the 1998 amount included the Company's share of a bottom hole contribution discussed earlier. Neither of these two events are recurring.

CASH FLOWS FROM FINANCING ACTIVITIES. The Company used proceeds of $2,521,170, $5,100,000 and $3,960,000 in 1998, 1997 and 1996 respectively, from its
Revolving Credit Facility to fund capital expenditures.

The Company purchased 135,600 shares of its stock on the open market during 1997 at an average price of $3.17 per share. The purchases were made pursuant to a share repurchase program adopted by the Company in June of 1997. No treasury stock was purchased during 1998. The Company purchased 29,000 shares of its stock during 1996 at an average price of $3.40 per share.

CREDIT FACILITY. In March of 1995, the Company obtained a $20 million Borrowing Base Credit Facility (the Facility). On March 30, 1998, the Company amended its credit agreement, setting the current commitment under the Facility at $18 million. In addition, on June 24, 1998, the Facility was further amended in order to set the first principal payment date to July 1, 2001 from July 1, 1999.

The Company's commitment under the Facility is subject to a redetermination as of July 1 and January 1 of each year, with reserve values calculated using estimated future prices determined by the Company's lender. Using a reduced oil price deck, brought about by continued low oil prices, the Company's borrowing base was lowered to $17 million after the July 1, 1998 redetermination, and the Company was notified to this effect in September of 1998. As of December 31, 1998 the outstanding balance under the Facility was $16.5 million at an average interest rate of 7.26%. Accordingly, at the end of 1998, the Company had approximately $500,000 of remaining availability on the Facility.

Primarily as a result of the $4 million property impairment charge, as of December 31, 1998 the Company was in violation of the "Tangible Net Worth" covenant contained in the Facility. In March 1999, the Company's bank amended the Facility to remedy the covenant violation. The Company is now in compliance with all covenants in the Facility.

The Company believes that existing cash balances, cash flows from operating activities, and funds available under the Company's credit facility will provide adequate resources to fund on-going operations and will allow the Company to meet limited capital and exploration spending objectives for 1999. The Company's drilling plans for 1999 have been significantly curtailed due to low oil prices. The ability of the Company to replace its 1999 production volumes through drilling with curtailed budgets may be significantly impaired. Should the low oil price environment continue for an extended period of time, the Company may have difficulty in meeting its ongoing exploration and development drilling objectives. The Company has adequate liquidity to maintain its operations as they currently exist.

COMMITMENTS. Under the terms of Symskaya's License and Production Sharing Contract (PSC), Equity was committed to advance Symskaya a minimum of $6 million during the first 5 contract years, representing 50% of the minimum expenditures called for in the License and PSC, with the remainder being funded by Leucadia National Corporation, Symskaya's other 50% shareholder. The first contract year began November 15, 1993. The amounts spent through November 14, 1998, the end of the fifth contract year, have satisfied all minimum commitments required.
Further discussion of this venture is found in ITEM 2. Properties, under the caption Present Activity, and in Footnotes 6 and 9 to the financial statements.

OTHER ITEMS. The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have any significant effects on current or future earnings or operations.

YEAR 2000

In 1998, the Company began a project to ensure that its computer systems were year 2000 compliant. The Company identified this project as a priority and has allocated personnel and financial resources to it in an effort to minimize the impact of year 2000 date related problems. An officer of the Company is supervising the project. In addition, the Company is conducting a year 2000 compliance assessment of those of its vendors and customers whose relationship, in the Company's business judgment, is material. Although the Company's assessment of its year 2000 issues is not complete, the Company has made a preliminary determination of its mission-critical and non-mission-critical items.


The Company's mission-critical items include its financial accounting, engineering, and lease/land software. Each of these items has either been certified by the vendor as year 2000 compliant, or the vendor has certified that a compliant version of the software will be in place before June 30, 1999. All non- mission-critical systems have been certified as being compliant. The Company is conducting tests to support these claims.

The Company does not anticipate incurring any significant expense to ensure year 2000 compliance. Although the Company is undertaking this project, no assurance can be given that such a program will be able to solve the year 2000 issues applicable to the Company or that failure to solve will not have a material adverse effect on the Company.

FORWARD LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report on Form 10-K. Except for the historical information contained herein, the matters discussed in this annual report contain forward-looking statements within the meaning of section 27a of the securities act of 1933, as amended, and section 21e of the securities exchange act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "may," "should" or similar expressions are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Important factors that may effect future results include, but are not limited to: the risk of a significant natural disaster, the inability of the Company to insure against certain risks, fluctuations in commodity prices, the inherent limitations in the ability to estimate oil and gas reserves, changing government regulations, as well as general market conditions, competition and pricing, and other risks detailed from time to time in the Company's SEC reports, copies of which are available upon request from the Company's investor relations department.


ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The answers to items listed under Item 7(a) are inapplicable or negative.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        Report of Independent Accountants

To the Stockholders and Board of
Directors of Equity Oil Company:

In our opinion, the financial statements as listed in Item 14 (a) of this Form 10-K, present fairly, in all material respects, the financial position of Equity Oil Company (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
                                    PricewaterhouseCoopers LLP

                                    Salt Lake City, Utah
                                    March 10, 1999


                               EQUITY OIL COMPANY
                                 BALANCE SHEETS
                           December 31, 1998 and 1997



        ASSETS                                                                 1998             1997

Current assets:
  Cash and cash equivalents .........................................   $     444,476    $     378,801
  Accounts receivable ...............................................       1,933,686        2,957,677
  Operator advances .................................................         762,474          683,858
  Federal, state and foreign income
     taxes receivable ...............................................         291,597           88,174
  Deferred income taxes .............................................          19,417           18,934
  Other current assets ..............................................         318,904          514,713
                                                                        -------------    -------------
           Total current assets .....................................       3,770,554        4,642,157
                                                                        -------------    -------------
Property and equipment, at cost (successful efforts method):
  Unproved oil and gas properties ...................................       3,003,223        3,504,362
   Proved oil and gas properties:
     Developed leaseholds ...........................................       9,994,273       13,049,597
     Intangible drilling costs ......................................      64,845,202       68,324,359
     Equipment ......................................................      25,731,345       27,733,805
   Other property and equipment .....................................         833,772          759,768
                                                                        -------------    -------------
                                                                          104,407,815      113,371,891
        Less accumulated depreciation,
           depletion and amortization ...............................     (61,191,368)     (64,846,514)
                                                                        -------------    -------------
                                                                           43,216,447       48,525,377
                                                                        -------------    -------------
Other assets:
  Investment in Raven Ridge Pipeline
     Partnership ....................................................         220,997          268,821
  Other assets ......................................................          63,170          105,284
                                                                        -------------    -------------
                                                                              284,167          374,105
                                                                        -------------    -------------

           Total assets .............................................   $  47,271,168    $  53,541,639
                                                                        =============    =============

 LIABILITIES AND STOCKHOLDERS' EQUITY                                          1998             1997

Current liabilities:
  Accounts payable ..................................................     $ 1,675,758    $   1,327,120
  Accrued liabilities ...............................................         164,163          120,039
  Federal, state and foreign income
     taxes payable ..................................................         212,583          354,002
  Accrued profit-sharing contribution ...............................          90,413          188,973
                                                                        -------------    -------------
           Total current liabilities ................................       2,142,917        1,990,134
                                                                        -------------    -------------


Revolving credit facility ...........................................      16,500,000       13,978,830
Deferred income taxes ...............................................       1,642,700        4,851,966
                                                                        -------------    -------------
                                                                           18,142,700       18,830,796
                                                                      -------------    -------------
Commitments (Note 6)

Stockholders' equity:
  Common stock, $1 par value:
     Authorized:  25,000,000 shares
     Issued:  12,794,040 shares in 1998
        and 12,761,100 shares in 1997 ...............................      12,794,040       12,761,100
  Paid in capital ...................................................       3,714,493        3,667,707
  Retained earnings .................................................      11,005,320       16,820,204
                                                                        -------------    -------------
                                                                           27,513,853       33,249,011

  Less treasury stock, at cost ......................................        (528,302)        (528,302)
                                                                        -------------    -------------
                                                                           26,985,551       32,720,709
                                                                        -------------    -------------
        Total liabilities and
           stockholders' equity .....................................   $  47,271,168    $  53,541,639
                                                                        =============    =============

                               EQUITY OIL COMPANY
                            STATEMENTS OF OPERATIONS
              for the years ended December 31, 1998, 1997 and 1996


                                                    1998            1997            1996
                                                    ----            ----            ----
Revenues:
 Oil and gas sales .........................   $ 12,720,876    $ 16,457,048    $ 16,115,125
 Partnership income ........................         19,334         311,215         306,114
 Interest ..................................         60,491         153,672         140,053
 Other income ..............................        377,282       1,023,037         312,759
                                               ------------    ------------    ------------
                                                 13,177,983      17,944,972      16,874,051
                                               ------------    ------------    ------------

Expenses:
 Oil and gas leasehold operating costs .....      6,233,955       5,940,808       5,912,128
 Depreciation, depletion and amortization ..      5,029,119       4,675,411       4,292,237
 Impairment of proved oil and gas properties      4,015,158         411,894         237,279
 Equity loss and impairment of investment
    in Symskaya Exploration, Inc ...........        446,758         356,661       9,204,394
 Leasehold abandonments ....................        162,754          86,542          87,464
 3-D seismic ...............................        431,075         626,525         757,964
 Exploration ...............................      2,383,163       3,026,550       2,336,405
 General and administrative ................      1,914,590       2,048,194       2,030,811
 Interest, net of interest capitalized
    of $364,637 in 1996 ....................      1,298,061         733,980         164,678
                                               ------------    ------------    ------------
                                                 21,914,633      17,906,565      25,023,360
                                               ------------    ------------    ------------

      Income (loss) before income taxes ....     (8,736,650)         38,407      (8,149,309)

Provision for (benefit from) income taxes ..     (2,921,766)        249,563      (2,646,663)
                                               ------------    ------------    ------------

      Net loss .............................   $ (5,814,884)   $   (211,156)   $ (5,502,646)
                                               ============    ============    ============

Basic and diluted net loss per common share    $       (.46)   $       (.02)   $       (.43)
                                               ============    ============    ============

Basic and diluted weighted
   average shares outstanding ..............     12,623,041      12,686,211      12,733,864
                                               ============    ============    ============

     The accompanying notes are an integral part of the financial statements

                               EQUITY OIL COMPANY

                            STATEMENTS OF CHANGES IN
                    STOCKHOLDERS' EQUITY for the years ended
                        December 31, 1998, 1997 and 1996


                                                            Common Stock          Paid in   Retained        Treasury Stock
                                                         Shares       Amount      Capital   Earnings      Shares         Cost
                                                         ------       ------      -------   --------      ------         ----
   Balance at January 1, 1996                          12,711,100  $12,711,100   $3,485,487  $22,534,006           -     $      -

   Net loss                                                                                   (5,502,646)
   Treasury stock purchased, $3.40 per share                                                                  29,000      (98,653)
   Common stock issued for services, $5.04 per share       20,500       20,500       82,813
   Common stock issued on exercise of
      incentive stock options                              19,500       19,500       64,875
   Income tax benefit from exercise of
      incentive stock options                                                        15,158
                                                       ----------   ----------    ---------   ----------    --------     --------

   Balance at December 31, 1996                        12,751,100   12,751,100    3,648,333   17,031,360      29,000      (98,653)

   Net loss                                                                                     (211,156)
   Treasury stock purchased, $3.17 per share                                                                 135,600     (429,649)
   Common stock issued for services, $2.94 per share       10,000       10,000       19,374
                                                       ----------   ----------    ---------   ----------    --------     --------

   Balance at December 31, 1997                        12,761,100   12,761,100    3,667,707   16,820,204     164,600     (528,302)
   Net loss                                                                                   (5,814,884)
   Common stock issued for services, $2.42 per share       32,940       32,940       46,786
                                                       ----------   ----------    ---------   ----------    --------     --------

   Balance at December 31, 1998                        12,794,040  $12,794,040   $3,714,493  $11,005,320     164,600    $(528,302)
                                                       ==========   ==========    =========   ==========     =======     ========




                               EQUITY OIL COMPANY
                            STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1998, 1997 and 1996

                                                                                     1998            1997          1996
                                                                                     ----            ----          ----
Cash flows from operating activities:
 Net loss ....................................................................   $(5,814,884)   $  (211,156)   $(5,502,646)
 Adjustments to reconcile net loss
   to net cash provided by operating activities:
     Impairment of proved oil and gas properties .............................     4,015,158        411,894        237,279
     Equity loss and impairment of investment
       in Symskaya Exploration, Inc. .........................................       446,758        356,661      9,204,394
     Depreciation, depletion and amortization ................................     5,029,119      4,675,411      4,292,237
     Partnership distributions in excess of income ...........................        47,824        136,508        134,892
     (Gain) loss on property dispositions ....................................       325,558       (243,423)        87,464
     Change in other assets ..................................................        42,114         42,114         42,113
     Deferred income tax benefit .............................................    (3,209,749)      (701,888)    (3,130,574)
     Common stock issued for services ........................................        79,726         29,374        103,313
                                                                                 -----------    -----------    -----------
                                                                                     961,624      4,495,495      5,468,472
     Increase (decrease) from changes in:
       Accounts receivable and operator advances .............................       817,827         19,135       (406,805)
       Other current assets ..................................................       195,809       (142,012)         5,893
       Accounts payable and accrued liabilities ..............................       294,202       (576,853)       735,915
       Income taxes payable/receivable .......................................      (344,842)       385,712          4,511
                                                                                 -----------    -----------    -----------
          Net cash provided by operating activities ..........................     1,924,620      4,181,477      5,807,986
                                                                                 -----------    -----------    -----------

Cash flows from investing activities:
 Sale of temporary cash investments ..........................................          --           49,802        906,165
 Advances to Symskaya Exploration, Inc. ......................................      (319,210)      (356,661)    (3,043,952)
 Capital expenditures ........................................................    (4,126,630)    (9,547,036)    (7,339,212)
 Proceeds from sale of oil and gas properties ................................        65,725        592,907           --
                                                                                 -----------    -----------    -----------
          Net cash used in investing activities ..............................    (4,380,115)    (9,260,988)    (9,476,999)
                                                                                 -----------    -----------    -----------
Cash flows from financing activities:
 Exercise of incentive stock options .........................................          --             --           84,375
 Purchase of treasury stock ..................................................          --         (429,649)       (98,653)
 Borrowings under revolving credit facility ..................................     2,521,170      5,100,000      3,960,000
                                                                                 -----------    -----------    -----------
          Net cash provided by financing activities ..........................     2,521,170      4,670,351      3,945,722
                                                                                 -----------    -----------    -----------
Net (decrease) increase in cash and cash equivalents .........................        65,675       (409,160)       276,709
Cash and cash equivalents at beginning of year ...............................       378,801        787,961        511,252
                                                                                 -----------    -----------    -----------
Cash and cash equivalents at end of year .....................................   $   444,476    $   378,801    $   787,961
                                                                                 ===========    ===========    ===========


  Supplemental disclosures of cash flow information: Cash paid during the year for:
   Income taxes ..............................................................   $   495,882    $   701,694    $   419,121
   Interest ..................................................................   $ 1,298,061    $   733,980    $   164,678


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

         B.    Cash and Cash Equivalents:

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

               The Company annually assesses undeveloped oil and gas properties for impairment. Any impairment recorded represents management's estimate of the decline in realizable value experienced during the year. The costs of proved properties which management determines are not recoverable are written off in the period such determination is made. The net capitalized costs of proved oil and gas properties are measured for impairment in accordance with SFAS No. 121 (see Note 2).

               The provision for depreciation, depletion and amortization of proved oil and gas properties is computed using the unit of production method, based on proved oil and gas reserves. Estimated dismantlement, restoration and abandonment costs are expected to be offset by estimated residual values of lease and well equipment. Thus, no accrual for such costs has been recorded.

         D.    Concentration of Credit Risk:

               Substantially all of the Company's accounts receivable are within the oil and gas industry, primarily from purchasers of oil and gas (see Note 5). Although diversified within many companies, collectibility is dependent upon the general economic conditions of the industry. The receivables are not collateralized and, to date, the Company has experienced minimal bad debts. The majority of the Company's cash and cash equivalents is held by three financial institutions located in Salt Lake City, Utah, and by one financial institution in Calgary, Alberta.

         E.    Equipment:

               The provision for depreciation of equipment (other than oil and gas equipment) is based on the straight-line method using asset lives as follows:

                            Office equipment              10 years
                            Automobiles                    3 years

               When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the Statements of Operations.

         F.    Foreign Operations:

               Operations and investments in Canada have been translated into U.S. dollar equivalents at the average rate of exchange in effect at the transaction date. Foreign exchange gains or losses during 1998, 1997 and 1996 were not material.

                                    Continued

                               EQUITY OIL COMPANY

1.       Significant Accounting Policies, Continued:

         G.    Loss Per Common Share:

               Basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net loss by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options. Options to purchase 1,203,000, 1,141,000 and 1,076,000 shares of common stock at prices ranging from $2.50 to $6.00 per share were outstanding at December 31, 1998, 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

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

               Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the estimated future development, dismantlement, and abandonment costs used in determining amortization provisions.

2.       Impairment of Proved Oil and Gas Properties:

         SFAS No.121, Accounting for the Impairment of Long Lived Assets and for Assets Held for Disposal, requires successful efforts companies to evaluate the recoverability of the net capitalized costs of their proved oil and gas properties at a field level. The SFAS No. 121 impairment test compares the expected undiscounted future net revenues from each producing field with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the carrying value of the property is written down to fair value, which is determined using discounted future net revenues from the producing field.

         The   Company  recorded   non-cash  impairment  charges  of $4,015,158,
         $411,894 and $237,279 for 1998, 1997 and 1996, respectively.

                                    Continued

                               EQUITY OIL COMPANY

3.       Income Taxes:

         The Company accounts for income taxes in accordance with SFAS No. 109. Deferred income taxes are provided using enacted tax rates on the difference between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively.

         The  provision  for  (benefit   from)  income  taxes  consists  of  the
         following:


                                                1998           1997           1996
                                                ----           ----           ----
         Currently payable (receivable):
           U.S. income taxes (including
              alternative minimum tax) .   $      --      $    18,584    $   185,082
           State income taxes ..........         6,500         70,512        108,463
           Canadian income taxes .......       208,046        471,064        190,366
           Prior years taxes ...........        73,437        391,291           --
           Deferred tax benefit ........    (3,209,749)      (701,888)    (3,130,574)
                                           -----------    -----------    -----------

                                           $(2,921,766)   $   249,563    $(2,646,663)
                                           ===========    ===========    ===========


         The components of the net deferred tax liability as of December 31, 1998 and 1997 were as follows:

                                                  1998           1997
                                                  ----           ----

Deferred tax assets:
  AMT credit carryforward ................   $   311,931    $   293,789
  State income taxes .....................         2,403         26,068
  Deferred compensation ..................        17,014         13,370
  Geological and geophysical costs .......       645,680        637,371
  Accrued interest .......................       660,319        433,750
  Foreign tax credit carryforward ........       699,908        501,257
  Statutory depletion carryforward .......        82,287           --
  Equity loss and impairment of investment
    in Symskaya Exploration, Inc .........     2,781,918      2,687,806
  Net operating loss .....................     2,271,216           --
                                               ---------      ---------
                                               7,472,676      4,593,411
  Valuation allowance ....................      (699,908)      (501,257)
                                               ---------      ---------
  Total deferred tax asset ...............     6,772,768      4,092,154

Deferred tax liabilities:
  Deferred income ........................        39,402         95,465
  Property and equipment .................     8,321,804      8,802,389
  Pipeline partnership ...................        34,845         27,332
                                               ---------      ---------
  Total deferred tax liability ...........     8,396,051      8,925,186
                                               ---------      ---------

Net deferred tax liability ...............   $ 1,623,283    $ 4,833,032
                                               =========      =========


         The net deferred tax liability as of December 31, 1998 and 1997 is reflected in the balance sheet as follows:

Current deferred tax asset ...............   $   (19,417)   $   (18,934)
Long-term deferred tax liability .........     1,642,700      4,851,966
                                               ---------      ---------

                                             $ 1,623,283     $4,833,032
                                               =========      =========
                                    Continued

                                                EQUITY OIL COMPANY

3.       Income Taxes, Continued:

         The provision for (benefit from) income taxes differs from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income (loss) before income taxes for the following reasons:

                                                   1998           1997           1996
                                            -----------    -----------    -----------

Federal statutory tax expense (benefit) .   $(2,970,461)   $    13,058    $(2,770,765)
Increase (reduction) in taxes
  resulting from:
     State taxes (net of federal
      benefit) ..........................      (255,742)        (5,323)      (198,849)
     Canadian taxes (net of foreign
        tax credits) ....................       208,046        113,882       (107,549)
     Excess allowable percentage
      depletion .........................       (54,059)      (162,297)      (171,724)
     Investment tax and other credits ...          --          (84,136)      (124,933)
     Taxes due from Canadian audit ......       150,450        374,379           --
     Unrecognized capital loss related
        to impairment of investment
        in Symskaya Exploration, Inc. ...          --             --          727,157
                                            -----------    -----------    -----------

Provision for (benefit from) income taxes   $(2,921,766)   $   249,563    $(2,646,663)
                                            ===========    ===========    ===========

         At December 31, 1998, the Company had approximately $312,000 of alternative minimum tax credit carryforwards which can be carried forward indefinitely, and approximately $700,000 of foreign tax credit carryforwards which begin to expire in 2001. In addition, the Company has approximately $6,150,000 of net operating loss carryforwards which expire in 2018.

4.       Stock-Based Compensation Plan:

         At December 31, 1998, the Company had one stock-based compensation plan, which is described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for options granted to employees under its fixed stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:



                                    Continued

                               EQUITY OIL COMPANY

4.      Stock-Based Compensation Plan, Continued:


                                                            1998              1997                1996
                                                            ----              ----                ----
         Net loss             As reported            $(5,814,884)        $(211,156)        $(5,502,646)
                              Pro forma              $(5,991,191)        $(336,511)        $(5,635,133)

         Net loss per share   As reported                 $(.46)             $(.02)              $(.43)
                              Pro forma                   $(.47)             $(.03)              $(.44)


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

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996 respectively: expected volatility of 138, 50 and 67 percent, risk-free interest rates of 5.5, 6.3 and 5.4 percent; expected life of 5 years and dividend yield of zero for all three years.



                                    Continued

                               EQUITY OIL COMPANY

4.      Stock-Based Compensation Plan, Continued:


                                                 1998                          1997                          1996
                                        ----------------------         ----------------------        ----------------------

                                      Shares    Weighted-Average     Shares   Weighted-Average     Shares     Weighted-Average
Fixed Options                          (000)     Exercise Price       (000)    Exercise Price       (000)      Exercise Price
-------------                          -----     --------------       -----    --------------       -----      --------------
Outstanding at beginning of year        1,141        $4.33            1,076        $4.42              904        $4.22
Granted                                   150         2.50              121         3.56              222         5.13
Exercised                                   -           -                -            -               (39)        3.94
Forfeited                                 (88)        3.87              (56)        4.37              (11)        4.38
                                      -------                       -------                        ------
Outstanding at end of  year             1,203         4.14            1,141         4.33            1,076         4.42
                                       ======                        ======                        ======
Options exercisable at year-end           900                           880                           775
                                      =======                       =======                         =====
Weighted-average fair value of
   options granted during the year                   $2.21                         $1.56                         $3.06

         The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                                    Options Outstanding                         Options Exercisable
                                                    -------------------                         -------------------
    Range of            Outstanding            Remaining        Weighted-Average         Exercisable        Weighted-Average
  Exercise Prices       at 12/31/98        Contractual Life      Exercise Price          at 12/31/98          Exercise Price
$2.50 to $3.56             353,000              7.54   years        $3.11                   146,200             $3.56
$3.63 to $4.00             281,000              4.03                $3.86                   263,400             $3.88
$4.22 to $5.00             283,000              4.69                $4.51                   268,600             $4.53
$5.13 to $5.13             209,500              7.15                $5.13                   145,900             $5.13
$5.50 to $6.00              76,000              1.62                $5.77                    76,000             $5.77
                       -----------              ----                -----                 ---------             -----
                         1,202,500              5.61                $4.14                   900,100             $4.38
                         =========              ====                =====                   =======             =====

5.           Geographic Segment Information:

             During 1998, the Company adopted Statement of Financial Accounting Standards ("FAS") 131, Disclosure about Segments of an Enterprise and Related Information. FAS 131 supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise. The adoption of FAS 131 did not affect the Company's results of operations or financial position.

             The Company operates in the exploration and production segment of the oil and gas industry. The Company's operations are located in the following geographical areas.


                                         Revenues                                                 Long-lived Assets
                              for the years ended December 31,                                    as of December 31,
                          ----------------------------------------                         -------------------------------

                             1998            1997              1996                1998                1997                1996
                         -----------     -----------       -----------          -----------         ----------          -----------
United States            $11,199,836     $14,150,670       $13,508,077         $ 95,009,887        $104,094,883        $ 97,135,423
Canada                     1,521,040       2,306,378         2,607,048            9,397,928           9,277,008           9,011,722
                         -----------     -----------       -----------         ------------         -----------         -----------
Total                    $12,720,876     $16,457,048       $16,115,125         $104,407,815        $113,371,891        $106,147,145
                         ===========     ===========       ===========         ============        ============         ===========


                                    Continued

                               EQUITY OIL COMPANY

5.                    Geographic Segment Information, Continued:

                      Revenue from a major U.S. oil company accounted for approximately 32 percent of total revenues in 1998, 38 percent of total revenues in 1997 and 45 percent of total revenues in 1996. The Company believes this purchaser could be replaced, if necessary, without a loss in revenue.

6.                    Symskaya Exploration:

                      Symskaya Exploration, Incorporated, a company in the development stage and a Texas corporation (Symskaya), was formed on November 25, 1991, and is engaged in oil and gas exploration in Russia. Symskaya holds a Combined License (License) which grants it the exclusive right to explore, develop and produce hydrocarbons on a contract area totaling approximately 1,100,000 acres in the Yenisysk District of the Krasnoyarsk Krai in the Russian Federation. The License has a primary term of 25 years from November 15, 1993.

                      The work to be performed and the obligations and rights of Symskaya are set forth in the License and a Production Sharing Agreement (PSA) which is an integral part of the License. Under the License and PSA, Symskaya will provide funding for all exploration and development and will recover these costs from 80% of hydrocarbon production after payment of an 8% royalty. The remaining 20% of any hydrocarbon production, net of royalty, will be shared by Symskaya and the Russian government based on the rate of production. As of December 31, 1998, the Symskaya area had not received approval by the Russian federal government as a production sharing area.

                      Minimum expenditures required under the License and PSA total $12,000,000 during the first five years of the License term, which began on November 15, 1993. As of December 31, 1998, Symskaya had satisfied all of the minimum expenditures required.

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

                                    Continued

                               EQUITY OIL COMPANY

6.                    Symskaya Exploration, Continued:

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

                      In 1996, Symskaya plugged and abandoned the Lemok #1 well, and charged the drilling costs of the well to expense. Due to the uncertainty relating to Symskaya's obtaining additional outside financing and proceeding with development of the License area, all other capitalized costs on the Company's balance sheet were also written off, resulting in a total charge to expense in 1996 of $9,204,394. Subsequent to the plugging of the Lemok #1 well, the Company and Leucadia agreed to suspend interest payments on Symskaya's note with the Company. The Company has no current plans to fund future exploratory drilling by Symskaya. The Company's 50% share of Symskaya's net loss in 1998 and 1997 was $446,758 and $356,661, respectively.

                      Summarized financial information concerning Symskaya is as follows:

                                                  As of          As of
                                               December 31,   December 31,
                                                  1998            1997
                                              ------------    ------------
Current assets ............................   $     84,614    $     87,695
Non-current assets ........................      6,195,471       6,053,629
Total assets ..............................      6,280,085       6,141,324

Current liabilities .......................           --            13,699
Non-current liabilities ...................     15,811,910      14,242,094
Accumulated deficit .......................    (14,352,655)    (12,776,251)
Total liabilities and stockholders' deficit   $  6,280,085    $  6,141,324


                                               For the year   For the year
                                                 Ended           Ended
                                               December 31,    December 31,
                                                  1998             1997
                                              ------------    -----------

Gross revenues .............................   $    13,867    $     14,217
Net loss ...................................   $(1,576,404)   $ (1,673,926)

                                    Continued

                               EQUITY OIL COMPANY

7.            Note Payable:

              In March of 1995, the Company obtained a $20 million Borrowing Base Credit Facility (the Facility), with a commitment of $17 million as of December 31, 1998. The terms of the Facility call for interest payments only, at the lower of prime or LIBOR plus 2%, until June 30, 2001, at which time it converts to a 4 year term note. An unused commitment fee of 3/8% will be charged to the Company based on the average daily unused portion of the Facility. The Facility is collateralized by all assets of the Company. As of December 31, 1998, the outstanding balance under the Facility was $16,500,000 at an average interest rate of 7.26%.

              Future maturities on the Facility as of December 31, 1998 are as follows:

                        1999                     $         -
                        2000                               -
                        2001                       2,062,500
                        2002                       4,125,000
                        2003                       4,125,000
                        2004                       4,125,000
                        2005                       2,062,500
                                                   ---------
                                                 $16,500,000

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

              Primarily as a result of the $4 million property impairment charge, as of December 31, 1998 the Company was in violation of the "Tangible Net Worth" covenant contained in the Facility. In March 1999, the Company's bank amended the Facility to remedy the covenant violation. The Company is now in compliance with all covenants in the Facility. Facility fees, which are reflected as other assets in the accompanying Balance Sheets, are being amortized on a straight line basis over 60 months.


                                    Continued

                               EQUITY OIL COMPANY

8.            Quarterly Financial Data (Unaudited):

         Quarterly financial information for the years ended December 31, 1998 and 1997 is as follows:

1998 Quarter Ended: ..   December 31    September 30      June 30     March 31
                         -----------    -----------    ----------   ----------

Net revenues .........  $ 3,093,918    $ 3,113,521    $ 3,024,311   $ 3,508,460

Gross margin .........      123,384        301,843        442,379       609,530

Net loss .............   (3,028,324)    (1,250,826)      (893,728)     (642,006)

Basic and diluted loss
   per common share ..  $      (.24)   $      (.10)   $      (.07)  $      (.05)
                        ===========    ===========    ===========   ===========



1997 Quarter Ended: .   December 31    September 30       June 30     March 31
                        -----------    -----------     ----------  -----------

Net revenues ........   $ 4,038,890    $ 3,833,655    $ 3,978,440   $ 4,917,278

Gross margin ........     1,242,793      1,252,468      1,382,273     2,274,510

Net income (loss) ...    (1,104,583)       (48,158)       161,210       780,375

Basic and diluted
   income (loss)
     per common share   $      (.09)   $      (.00)   $       .01   $       .06
                        ===========    ===========    ===========   ===========






                                    Continued

                               EQUITY OIL COMPANY

9.            Disclosures About Oil and Gas Producing Activities:

Capitalized Costs:
                                                           United States        Canada      Russia           Total
1998:

Unproved oil and gas
  properties ...........................................   $   2,969,999    $      33,224             $   3,003,223
Proved oil and gas
  properties ...........................................      91,206,116        9,364,704               100,570,820
                                                           -------------    -------------             -------------
                                                              94,176,115        9,397,928               103,574,043
Accumulated depreciation,
  depletion and amortization ...........................     (53,212,301)      (7,453,705)              (60,666,006)
                                                           -------------    -------------             -------------

Net capitalized costs ..................................   $  40,963,814    $   1,944,223             $  42,908,037
                                                           =============    =============             =============
Symskaya, equity method
  (see Note 6) .........................................                                    $     --
                                                                                             =======

1997:

Unproved oil and gas
  properties ...........................................   $   3,471,138    $      33,224             $   3,504,362
Proved oil and gas
  properties ...........................................      99,863,977        9,243,784               109,107,761
                                                           -------------    -------------             -------------
                                                             103,335,115        9,277,008               112,612,123
Accumulated depreciation,
  depletion and amortization ...........................     (58,065,779)      (6,292,480)              (64,358,259)
                                                           -------------    -------------             -------------

Net capitalized costs ..................................   $  45,269,336    $   2,984,528             $  48,253,864
                                                           =============    =============             =============
Symskaya, equity method
  (see Note 6) .........................................                                    $     --
                                                                                             =======


1996:

Unproved oil and gas
  properties ...........................................   $   2,532,503    $      33,224             $   2,565,727
Proved oil and gas
  properties ...........................................      93,837,818        8,978,498               102,816,316
                                                           -------------    -------------             -------------
                                                              96,370,321        9,011,722               105,382,043
Accumulated depreciation,
  depletion and amortization ...........................     (55,259,210)      (5,996,677)              (61,255,887)
                                                           -------------    -------------             -------------

Net capitalized costs ..................................   $  41,111,111    $   3,015,045             $  44,126,156
                                                           =============    =============             =============
Symskaya, equity method
  (see Note 6) .........................................                                    $     --
                                                                                             =======



                                    Continued

                               EQUITY OIL COMPANY

9.            Disclosures About Oil and Gas Producing Activities, Continued:

              Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities:

1998:                        United States    Canada       Russia        Total

Acquisition of properties:
  Proved .................   $     --           --           --     $     --
  Unproved ...............      124,066         --           --        124,066
Exploration costs ........    4,423,128   $   27,529         --      4,450,657
Development costs ........    2,270,849      267,392         --      2,538,241
Symskaya, equity method ..         --           --     $  446,758      446,758

1997:

Acquisition of properties:
  Proved .................   $3,226,494         --           --     $3,226,494
  Unproved ...............    1,227,117         --           --      1,227,117
Exploration costs ........    4,468,531   $   25,103         --      4,493,634
Development costs ........    4,169,802       43,125         --      4,212,927
Symskaya, equity method ..         --           --     $  356,661      356,661


1996:

Acquisition of properties:
  Proved .................   $2,038,244         --           --     $2,038,244
  Unproved ...............      474,757         --           --        474,757
Exploration costs ........    4,492,876   $   30,838         --      4,523,714
Development costs ........    3,287,637       43,728         --      3,331,365
Symskaya, equity method ..         --           --     $3,043,952    3,043,952








                                    Continued

                               EQUITY OIL COMPANY

9.            Disclosures About Oil and Gas Producing Activities, Continued:


Results of Operations (Unaudited):

1998:                                             United States       Canada          Russia          Total

Oil and gas sales .............................   $ 11,199,836    $  1,521,040                    $ 12,720,876
Production costs ..............................     (5,665,047)       (568,908)                     (6,233,955)
Exploration expenses ..........................     (2,954,780)        (22,212)                     (2,976,992)
Depreciation, depletion and amortization ......     (4,720,913)       (308,206)                     (5,029,119)
Impairment of proved
    oil and gas properties ....................     (4,015,158)                                     (4,015,158)
Equity loss in Symskaya Exploration, Inc. .....                                   $   (446,758)       (446,758)
                                                  ------------    ------------    ------------    ------------
                                                    (6,156,062)        621,714        (446,758)     (5,981,106)
Imputed income tax benefit (expense) ..........      2,308,523        (276,663)        167,534       2,199,394
                                                  ------------    ------------    ------------    ------------
Results of operations from producing activities   $ (3,847,539)   $    345,051    $   (279,224)   $ (3,781,712)
                                                  ============    ============    ============    ============

1997:

Oil and gas sales .............................   $ 14,150,670    $  2,306,378                    $ 16,457,048
Production costs ..............................     (5,300,909)       (639,899)                     (5,940,808)
Exploration expenses ..........................     (3,718,531)        (21,086)                     (3,739,617)
Depreciation, depletion and amortization ......     (4,385,015)       (290,398)                     (4,675,413)
Impairment of proved
    oil and gas properties ....................       (411,894)                                       (411,894)
Equity loss in Symskaya Exploration, Inc. .....                                   $   (356,661)       (356,661)
                                                   ------------    ------------    ------------    ------------
                                                       334,321       1,354,995        (356,661)      1,332,655
Imputed income tax benefit (expense) ..........         77,745        (245,790)        133,748         (34,297)
                                                  ------------    ------------    ------------    ------------
Results of operations from producing activities   $    412,066    $  1,109,205    $   (222,913)   $  1,298,358
                                                  ============    ============    ============    ============

1996:

Oil and gas sales .............................   $ 13,508,077    $  2,607,048                    $ 16,115,125
Production costs ..............................     (4,976,633)       (935,495)                     (5,912,128)
Exploration expenses ..........................     (3,153,897)        (27,936)                     (3,181,833)
Depreciation, depletion and amortization ......     (3,838,202)       (454,035)                     (4,292,237)
Impairment of proved
    oil and gas properties ....................       (237,279)                                       (237,279)
Equity loss in Symskaya Exploration, Inc. .....                                   $ (9,204,394)     (9,204,394)
                                                  ------------    ------------    ------------    ------------
                                                     1,302,066       1,189,582      (9,204,394)     (6,712,746)
Imputed income tax benefit (expense) ..........       (239,514)       (258,048)      3,283,105       2,785,543
                                                  ------------    ------------    ------------    ------------
Results of operations from producing activities   $  1,062,552    $    931,534    $ (5,921,289)   $ (3,927,203)
                                                  ============    ============    ============    ============


The imputed income tax benefit (expense) is hypothetical and determined without regard to the Company's deduction for general and administrative and interest expense.




                                    Continued

                               EQUITY OIL COMPANY

9.               Disclosures About Oil and Gas Producing Activities, Continued:

                 Reserves and Future Net Cash Flows (Unaudited):
                 Estimates of reserve quantities and related future net cash flows are calculated using unescalated year-end oil and gas prices and operating costs, and may be subject to substantial fluctuations based on the prices in effect at the end of each year. Reserve revisions occur when the economic limit of a property is lengthened or shortened due to changes in commodity pricing. The following table sets forth the weighted average prices used in calculating estimated reserve quantities and future net cash flows at the end of 1998, 1997 and 1996:


                                       United States         Canada            Total
                                        Oil      Gas       Oil     Gas      Oil    Gas

                 December 31, 1998    $10.97    $2.06     $9.92   $1.49   $10.80   $1.95

                 December 31, 1997    $15.49    $2.13    $12.35   $1.51   $14.99   $2.03

                 December 31, 1996    $24.80    $3.28    $22.26   $1.52   $24.36   $2.84



               Estimates of Proved Oil and Gas Reserves(Unaudited):

               The following tables present the Company's estimates of its proved oil and gas reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. Reserve estimates are prepared by the Company and audited by the Company's independent petroleum reservoir engineers, Fred S. Reynolds and Associates, who have issued a report expressing their opinion that the reserve information in the following tables complies with the applicable rules promulgated by the Securities and Exchange Commission and the Financial Accounting Standards Board. The volumes presented on the following pages are in thousands of barrels for oil and thousands of mcf for gas.






                                   Continued

                               EQUITY OIL COMPANY

9.             Estimates of Proved Oil and Gas Reserves, Continued:

Reserves and Future Net Cash Flows (Unaudited):

                                                                 United States             Canada                   Total
December 31, 1998:                                              Oil         Gas         Oil         Gas         Oil         Gas
--------------------------------------------------------   --------    --------    --------    --------    --------    --------
  Proved developed and undeveloped reserves:
  Beginning of year ....................................      7,168      15,457       1,252       3,452       8,420      18,909
  Revisions of previous estimates ......................     (1,817)       (459)        (79)        494      (1,896)         35
  Extensions and discoveries ...........................        361       2,505        --          --           361       2,505
  Production ...........................................       (595)     (2,092)        (97)       (347)       (692)     (2,439)
                                                           --------    --------    --------    --------    --------    --------
  End of year ..........................................      5,117      15,411       1,076       3,599       6,193      19,010
                                                           ========    ========    ========    ========    ========    ========

Proved developed reserves:
  Beginning of year ....................................      6,972      11,932       1,252       3,452       8,224      15,384
  End of year ..........................................      4,870      12,683       1,076       3,599       5,946      16,282


                                                                 United States             Canada                   Total
December 31, 1997:                                              Oil         Gas         Oil         Gas         Oil         Gas
--------------------------------------------------------   --------    --------    --------    --------    --------    --------
  Proved developed and undeveloped reserves:
  Beginning of year ....................................      7,252      14,910       1,117       2,707       8,369      17,617
  Revisions of previous estimates ......................       (806)       (694)        251       1,194        (555)        500
  Acquisitions of minerals in place ....................      1,085         438        --          --         1,085         438
  Extensions and discoveries ...........................        202       2,423        --          --           202       2,423
  Sales of minerals in place ...........................        (45)       --          --          --           (45)       --
  Production ...........................................       (520)     (1,620)       (116)       (449)       (636)     (2,069)
                                                           --------    --------    --------    --------    --------    --------
  End of year ..........................................      7,168      15,457       1,252       3,452       8,420      18,909
                                                           ========    ========    ========    ========    ========    ========

Proved developed reserves:
  Beginning of year ....................................      7,219      11,133       1,117       2,707       8,336      13,840
  End of year ..........................................      6,972      11,932       1,252       3,452       8,224      15,384


                                                                 United States              Canada                  Total
December 31, 1996:                                              Oil         Gas         Oil         Gas         Oil         Gas
--------------------------------------------------------   --------    --------    --------    --------    --------    --------
Proved developed and undeveloped reserves:
  Beginning of year ....................................      6,563      14,819       1,187       3,205       7,750      18,024
  Revisions of previous estimates ......................        176        (234)         49         104         225        (130)
  Acquisition of minerals in place .....................        949          38        --          --           949          38
  Sales of minerals in place ...........................         (6)       (214)       --           (54)         (6)       (268)
  Extensions and discoveries ...........................         88       1,827        --            40          88       1,867
  Production ...........................................       (518)     (1,326)       (119)       (588)       (637)     (1,914)
                                                           --------    --------    --------    --------    --------    --------
  End of year ..........................................      7,252      14,910       1,117       2,707       8,369      17,617
                                                           ========    ========    ========    ========    ========    ========
Proved developed reserves:
  Beginning of year ....................................      6,527      11,238       1,139       3,068       7,666      14,306
  End of year ..........................................      7,219      11,133       1,117       2,707       8,336      13,840





                                                     Continued

                                                EQUITY OIL COMPANY

9.             Disclosures About Oil and Gas Producing Activities, Continued:

               Standardized  Measure  of  Discounted  Future  Net Cash Flows and
               Changes   Therein   Relating  to  Proved  Oil  and  Gas  Reserves
               (Unaudited):

                                                                    Thousands of Dollars
1998                                                        United States    Canada       Total
----                                                        -------------    ------       -----
Future cash inflows .......................................   $  88,549    $  15,442    $ 103,991
Future production and development costs ...................     (54,825)      (7,811)     (62,636)
                                                              ---------    ---------    ---------
Future net cash flows before income taxes .................      33,724        7,631       41,355
10% annual discount for estimated timing
   of cash flows ..........................................     (13,176)      (2,969)     (16,145)
                                                              ---------    ---------    ---------
Standardized measure of discounted future
   net cash flows before income taxes .....................      20,548        4,662       25,210
Future income taxes, net of 10% annual discount ...........      (1,479)        (929)      (2,408)
                                                              ---------    ---------    ---------
Standardized measure of discounted future
   net cash flows .........................................   $  19,069    $   3,733    $  22,802
                                                              =========    =========    =========


                                                                        Thousands of Dollars
1997                                                         United States    Canada       Total
----                                                         -------------    ------       -----
Future cash inflows .......................................   $ 149,066    $  19,350    $ 168,416
Future production and development costs ...................     (93,945)      (8,470)    (102,415)
                                                              ---------    ---------    ---------
Future net cash flows before income taxes .................      55,121       10,880       66,001
10% annual discount for estimated timing
   of cash flows ..........................................     (24,778)      (3,814)     (28,592)
                                                              ---------    ---------    ---------
Standardized measure of discounted future
   net cash flows before income taxes .....................      30,343        7,066       37,409
Future income taxes, net of 10% annual discount ...........      (6,071)      (2,439)      (8,510)
                                                              ---------    ---------    ---------
Standardized measure of discounted future
   net cash flows .........................................   $  24,272    $   4,627    $  28,899
                                                              =========    =========    =========


                                                                      Thousands of Dollars
1996                                                         United States    Canada      Total
----                                                         -------------    ------      -----
Future cash inflows .......................................   $ 230,760    $  28,073    $ 258,833
Future production and development costs ...................     (98,696)      (6,263)    (104,959)
                                                              ---------    ---------    ---------
Future net cash flows before income taxes .................     132,064       21,810      153,874
10% annual discount for estimated timing
   of cash flows ..........................................     (64,955)      (9,917)     (74,872)
                                                              ---------    ---------    ---------
Standardized measure of discounted future
   net cash flows before income taxes .....................      67,109       11,893       79,002
Future income taxes, net of 10% annual discount ...........     (19,462)      (4,804)     (24,266)
                                                              ---------    ---------    ---------
Standardized measure of discounted future
   net cash flows .........................................   $  47,647    $   7,089    $  54,736
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


               Principal sources of change in the standardized measure of discounted future net cash flow are as follows:


                                                      Thousands of Dollars
                                                1998        1997        1996
Sales and transfers of oil and gas produced,
   net of production costs ...................  $ (6,487)  $(10,516)  $(10,203)
Net changes in prices and production costs ...   (10,019)   (45,280)    27,483
Extensions and discoveries, less related cost      2,098      1,639      2,374
Purchases of minerals in place ...............      --        3,787      7,174
Sales of minerals in place ...................      --         (339)      (116)
Changes in estimated future development costs      2,630     (1,447)       938
Revisions of previous quantity estimates .....    (4,495)    (1,573)     1,495
Accretion of discount ........................     3,558      7,912      4,286
Net change in income taxes ...................     3,315     18,100    (12,045)
Changes in production rates (timing) and other     3,303      1,880      2,903
                                                --------   --------   --------
                                                $ (6,097)  $(25,837)  $ 24,289
                                                ========   ========   ========

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF COMPANY

The information contained under the headings Election of Directors and Continuing Directors and Executive Officers contained on pages 2 and 3 in the definitive proxy statement to be filed in connection with the Company's annual meeting on May 12, 1999 is incorporated herein by reference in answer to this item.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained under the heading Executive Compensation on pages 6 through 9 in the definitive proxy statement to be filed in connection with the Company's annual meeting on May 12, 1999 is incorporated herein by reference in answer to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information contained under the headings Security Ownership of Management and Voting Securities & Principal Holders Thereof, contained on pages 4 and 11 in the definitive proxy statement to be filed in connection with the Company's annual meeting on May 12, 1999 is incorporated herein by reference in answer to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K:

(a)  (1)  Financial Statements:                                      Page

     Report of Independent Accountants                                16
     Financial Statements:

          Balance Sheets as of December 31, 1998 and 1997             17

          Statements of Operations for the years ended
            December 31, 1998, 1997 and 1996                          18

          Statements of Changes in Stockholders' Equity
            for the years ended December 31, 1998, 1997 and 1996      19

          Statements of Cash Flows for the years ended
            December 31, 1998, 1997 and 1996                          20

          Notes to Financial Statements                               21

     (3)  Exhibits                                                    39

          (3) (i) Restated Articles of Incorporation. Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 1995.

             (ii) Amended By-Laws. Incorporated by reference from the annual report on Form 10- K for the year ended December 31, 1997.

          (10) Material Contracts. Change in Control Compensation Agreements for Paul M. Dougan, James B. Larson, and Clay Newton. Incorporated by ref-erence from the annual report on Form 10-K for the year ended December 31, 1997.

          (21) Subsidiaries. Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 1995.

          (23)  Consent  of  Experts.  Consent  of  PricewaterhouseCoopers   LLP
          regarding Form S-8 Registration.

(b)Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     EQUITY OIL COMPANY


     By  Paul M. Dougan
         --------------
         President
         Chief Executive Officer


     By  Clay Newton
         -----------
         Treasurer
         Chief Financial Officer
         Principal Accounting Officer

Date:    March 15, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



   Douglas W. Brandrup                       Joseph C. Bennett
   -------------------                       -----------------
        Director                                  Director
      March 15, 1999                           March 15, 1999
      --------------                           --------------
          Date                                     Date

    William D. Forster                      Philip J. Bernhisel
    ------------------                      -------------------
        Director                                  Director

      March 15, 1999                           March 15, 1999
      --------------                           --------------
          Date                                     Date

     Randolph G. Abood                       W. Durand Eppler
     -----------------                       ----------------
          Director                                Director

      March 15, 1999                           March 15, 1999
      --------------                           --------------
          Date                                     Date

     William P. Hartl
     ----------------
         Director

      March 15, 1999
      --------------
          Date