Form 10-Q
period 1999-03-31
EQUITY OIL CO
filed 1999-05-14
CIK 33325

FORM 10Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

    (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    MARCH 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
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

                          ITEM I: Financial Statements

                               EQUITY OIL COMPANY
                             Statement of Operations
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                      1999             1998
                                                 ------------       -----------

REVENUES

         Oil and gas sales .................     $  2,610,852      $  3,500,460
         Partnership income ................            7,500             8,000
         Interest income ...................            7,115            34,029
         Other .............................           24,543            34,956
                                                  -----------       -----------

                                                    2,650,010         3,577,445

EXPENSES

         Operating costs ...................        1,286,158         1,648,930
         Depreciation, depletion and
           amortization ....................        1,100,000         1,250,000
         3D Seismic ........................             --             409,743
         Exploration .......................          374,253           390,128
         Equity loss in
           Symskaya Exploration ............           43,425            83,498
         General and administrative ........          428,270           438,578
         Interest ..........................          298,327           279,534
                                                  -----------       ------------
                                                    3,530,433         4,500,411

Loss before income taxes ...................         (880,423)         (922,966)

Benefit from income taxes ..................         (307,724)         (280,960)
                                                  -----------       ------------

NET LOSS ...................................     $   (572,699)     $   (642,006)
                                                  ===========       ============

Basic and diluted net
         loss per common share .............     $       (.05)     $       (.05)
                                                  ===========       ============

Cash dividends per share declared ..........     $        .00      $        .00
                                                  ===========       ============

Weighted average shares outstanding ........       12,629,440        12,610,179



        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                                  Balance Sheet
                   as of March 31, 1999 and December 31, 1998

                                                     March  31,    December 31,
ASSETS                                                    1999             1998
                                                 -------------    -------------
                                                   (Unaudited)
Current assets:
  Cash and cash equivalents ..................   $     453,673    $     444,476
  Accounts and advances receivable ...........       2,288,326        2,696,160
  Income taxes receivable ....................         219,302          291,597
  Deferred income taxes ......................          19,417           19,417
  Other current assets .......................         305,579          318,904
                                                 -------------    -------------
                                                     3,286,297        3,770,554

Property and equipment .......................     104,580,646      104,407,815
Less accumulated depreciation,
 depletion and amortization ..................      62,291,368       61,191,368
                                                 -------------    -------------
                                                    42,289,278       43,216,447
Other assets:
  Investment in Raven Ridge
    Pipeline Partnership .....................         228,497          220,997
  Other assets ...............................          52,642           63,170
                                                 -------------    -------------
                                                       281,139          284,167
                                                 -------------    -------------
TOTAL ASSETS .................................   $  45,856,714    $  47,271,168
                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...........................   $   1,132,533    $   1,675,758
  Accrued liabilities ........................         261,151          254,576
  Income taxes payable .......................         215,878          212,583
                                                 -------------    -------------
                                                     1,609,562        2,142,917

Revolving credit facility ....................      16,500,000       16,500,000
Deferred income taxes ........................       1,334,300        1,642,700
                                                 -------------    -------------
                                                    17,834,300       18,142,700
Stockholders' Equity:
  Common stock ...............................      12,794,040       12,794,040
  Paid in capital ............................       3,714,493        3,714,493
  Less cost of treasury stock ................        (528,302)        (528,302)
  Retained earnings ..........................      10,432,621       11,005,320
                                                 -------------    -------------
                                                    26,412,852       26,985,551
                                                 -------------    -------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY .......................   $  45,856,714    $  47,271,168
                                                 =============    =============


        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                             Statement of Cash Flows
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                          1999           1998
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .....................................    $  (572,699)    $  (642,006)
  Adjustments
     Depreciation, depletion and
       amortization ............................      1,100,000       1,250,000
     Property dispositions .....................           --              --
         Common stock issued for services ......           --            47,350
         Change in other assets ................         10,528            --
         Equity loss in Symskaya Exploration ...         43,425          83,498
     Decrease in deferred income taxes .........       (308,400)       (405,386)
                                                       --------        --------
                                                        272,854         388,137
     Increase (decrease) from changes in:
      Accounts and advances receivable .........        407,834         179,887
      Other current assets .....................         13,325         (96,482)
      Accounts payable and accrued
         liabilities ...........................       (536,650)       (358,674)
      Income taxes receivable/payable ..........         75,590         142,296
                                                    -----------     -----------
  Net cash provided
     by operating activities ...................        232,953         255,164
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .........................       (172,831)     (1,025,486)
  Partnership distributions
     in excess of income .......................         (7,500)         54,681
  Advances to Symskaya Exploration .............        (43,425)        (83,498)
  Sale of temporary cash investments ...........           --              --
                                                    -----------     -----------
  Net cash used in investing activities ........       (223,756)     (1,108,984)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facility ......           --           800,000
  Net cash provided by
          financing activities .................           --           800,000
                                                    -----------     -----------

NET INCREASE (DECREASE) IN CASH ................          9,197         (53,820)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD .......................        444,476         378,801
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD .............................    $   453,673     $   324,981
                                                    ===========     ===========



        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

     The accompanying consolidated financial statements of Equity Oil Company (the Company) have not been audited by independent accountants, except for the Balance Sheet at December 31, 1998. In the opinion of the Company's management, the financial statements reflect the necessary adjustments, all of which are of a normal and recurring nature, to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations and its cash flows for the three month periods ended March 31, 1999 and 1998.

     The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.

     The results for the three month period ended March 31, 1999 are not necessarily indicative of future results.

Note 2. Net Loss Per Share

     Loss per share for all periods presented reflects the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") SFAS 128 requires companies to present basic earnings per share, and if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

     Options to purchase approximately 1,024,000 shares of common stock at prices of $2.50 to $6.00 per share were outstanding during the first three months of 1999. Options to purchase approximately 985,000 shares of common stock at prices of $3.56 to $6.00 per share were outstanding during the first three months of 1998. The outstanding options were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive. Basic and diluted loss per share are the same for each of the periods presented.

Note 3. Reclassifications

     Certain balances in the March 31, 1998 financial statements have been reclassified to conform to the current year presentation. These changes had no effect on the previously reported net loss, total assets, liabilities or stockholders' equity.

                                     PART I

                                     ITEM 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations

RESULTS OF OPERATIONS

     Ongoing lower oil and gas prices combined with decreases in oil and gas production to produce a 25% decline in oil and gas sales for the first quarter of 1999. Total revenues for the period were $2,650,010, compared to $3,577,445 during the first quarter of 1998. Reduced operating costs and an absence of 3D Seismic expenses enabled the Company to reduce total expenses by 22% in the first quarter of 1999. As a result, the Company recorded a net loss for the 1999 first quarter of $(572,699), or $(.05) per share. This compares to a net loss for the first quarter of 1998 of $(642,006), or $(.05) per share.

     With much of its low-margin oil production shut-in due to low oil prices, oil production decreased in the first quarter of 1999. Oil production of 154,000 barrels was down 9% from 170,000 barrels in 1998. Reduced exploratory drilling in 1998, combined with natural production declines, resulted in lower gas production for the 1999 quarter. Gas production decreased from 620,000 Mcf produced in 1998 to 550,000 Mcf produced during the first quarter of 1999, a decrease of 11%.

     Oil prices continued to decline during much of the first quarter of 1999 before rebounding slightly during the latter part of March. Average prices received for oil during the first quarter of 1999 declined 15% from first quarter 1998 levels. Average crude prices received in 1999 were $11.29 per barrel, compared to $13.25 per barrel received during the same period of 1998. Gas prices also decreased 19% during the first quarter of 1999, averaging $1.58 per Mcf, compared to $1.95 per Mcf received during the first quarter of 1998.

     Total expenses in 1999 decreased 22% over 1998 first quarter levels. Lower production levels contributed to lower lease operating costs and depreciation, depletion, and amortization (DD&A) charges. Lease operating costs decreased 13% on a per BOE basis, declining from $6.03 per BOE to $5.24 per BOE, a further reflection of high-cost, low margin oil properties being shut in during 1999.

     DD&A per unit charges decreased slightly from $4.57 per BOE in 1998 to $4.50 per BOE in 1999. The primary reason for the per unit decrease was that the Company eliminated approximately $4 million from its depletable base through a property impairment charge in the fourth quarter of 1998.

     The Company incurred 3D seismic charges of $409,743 in 1998 associated with its Sequoia project in the San Joaquin Basin of California. The Company did not participate in any 3D seismic programs during the first quarter of 1999.

     General and administrative expenses decreased slightly from 1998 first quarter levels. The decrease was due to reduced compensation and other administrative expenses. Higher interest costs in 1999 reflect the higher amount of debt outstanding under the Company's credit facility.

     During the first quarter of 1999, the Company participated in the drilling of 3 wells, 2 of which are being completed as producing wells. Included in the 1999 successful well count is an exploratory well drilled in California on the Company's Merlin 3D seismic project. The Equity P51B tested at a rate of 1.8 million cubic feet per day from the Kione formation at a depth of 3,800 feet. Equity operates and has a 50% working interest in the well and the Merlin project.

     Another exploratory well successfully completed in 1999 was the #1-30 Wallace well drilled at the Moon Bend 3D survey in the Sacramento Basin. The well is currently awaiting completion. The Company has a 18.75% working interest in the well, which is operated by Slawson Exploration. A third well, a Forbes test on the Merlin survey, was dry.

     The Company began drilling the Davis Unit #2-9, a Forbes test on its Davis Ranch prospect, in late April of 1999. In addition, the Company and its partners are waiting for a rig to begin drilling the first well at the Sequoia prospect in the San Joaquin Basin.

     The Company recorded an equity loss in Symskaya of $43,425 during the first quarter of 1999, down from $83,498 in the first quarter of 1998. The 1998 expense included a dry hole contribution that was not repeated in 1999. Costs associated with the Symskaya project are expected to be minimal during 1999, with expenses being lower than those incurred in 1998.

CAPITAL RESOURCES AND LIQUIDITY

     Cash and cash equivalents were $453,673 at March 31, 1999, up from $444,476 at year-end 1998. Working capital at March 31, 1999 was $1,676,736, compared to working capital of $1,627,636 at December 31, 1998. For the first three months of 1999, net cash provided by operating activities decreased by 11% over the same period of 1998.

     Investment  in property  and  equipment  for the first three months of 1999 totaled $172,831, an 83% decrease from the amount recorded during the corresponding three months of 1998. As a result of the severely depressed oil prices, and their negative effects on cash flows, the Company has reduced its 1999 capital budget to ensure that the bulk of its projects will be funded by discretionary cash flows. The Company's current revised budget includes 9 exploratory wells, 1 development well, and 9 recompletions. The bulk of the Company's drilling should occur during the third and fourth quarters of the year.

     The Company borrowed $800,000 on its credit facility during the first quarter of 1998, primarily for working capital purposes. The Company did not draw down any funds on its credit facility during the first quarter of 1999. The Company's current commitment under its credit facility is $17 million. Accordingly, as of March 31, 1999, the Company had $500,000 of remaining availability on the facility.

     In April of 1999, the Company notified its bank that it anticipated a violation of its first quarter EBITDA to interest covenant due to the low oil and gas prices received during the quarter. Shortly thereafter, the Company received a waiver letter from the bank for the covenant in question. The Company is in compliance will all other covenants in the facility, and expects to be in compliance for the remainder of 1999.

     The Company believes that existing cash balances, cash flow from operating activities, and funds available under the Company's credit facility will provide adequate resources to meet its capital and exploration spending objectives for 1999, which have been significantly curtailed due to low oil prices. Should the low oil price environment continue for an extended period of time, the Company may have difficulty in meeting its ongoing exploration and development drilling objectives. The Company has adequate liquidity to maintain its operations as they currently exist.

OTHER ITEMS

     The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

YEAR 2000.

     In 1998 the Company began a project to ensure that its computer systems were year 2000 compliant. The Company identified this project as a priority and has allocated personnel and financial resources to it in an effort to minimize the impact of year 2000 date related problems. An officer of the Company is supervising the project. In addition, the Company is conducting a year 2000 compliance assessment of those of its vendors and customers whose relationship, in the Company's business judgment, is material. Although the Company's assessment of its year 2000 issues is not complete, the Company has made a preliminary determination of its mission-critical and non-mission-critical items.

     The Company's mission-critical items include its financial accounting, engineering, and lease/land software. Each of these items has either been certified by the vendor as year 2000 compliant, or the vendor has certified that a compliant version of the software will be in place before June 30, 1999. All nonmission-critical systems have been certified as being compliant. The Company is conducting tests to support these claims.

     The Company does not anticipate incurring any significant expense to ensure compliance. Although the Company is undertaking this project, no assurance can be given that such a program will be able to solve the year 2000 issues applicable to the Company or that failure to solve will not have a material adverse effect on the Company.

Forward looking statements

     The preceding discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing in the Company's annual report on Form 10-K. Except for the historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 2le of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "may," "should" or similar expressions are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

                                          EQUITY OIL COMPANY
                                             (Registrant)



DATE:     May 13, 1999                By  /s/ Paul M. Dougan
       ----------------------            ---------------------
                                         Paul M. Dougan, President


DATE:     May 13, 1999                By  /s/ Clay Newton
      -----------------------            ---------------------
                                         Clay Newton, Treasurer