Form 10-Q
period 1999-06-30
EQUITY OIL CO
filed 1999-08-12
CIK 33325

FORM 10Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    JUNE 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,643,440

                          ITEM I: Financial Statements

                               EQUITY OIL COMPANY
                             Statement of Operations
                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                             1999           1998
REVENUES                                     ----           ----

         Oil and gas sales .........   $  6,118,585    $  6,517,271
         Partnership income ........         15,000          15,500
         Interest income ...........         19,195          40,326
         Other .....................         56,196         101,705
                                       ------------    ------------

                                          6,208,976       6,674,802

EXPENSES

         Operating costs ...........      2,655,396       3,030,862
         Depreciation, depletion and
           amortization ............      2,050,000       2,450,000
         Equity loss in
           Symskaya Exploration ....        106,206         319,113
         Leasehold abandonments ....          8,854         164,091
         3D seismic ................           --           430,773
         Exploration ...............        743,650         745,882
         General and administrative         918,406       1,097,139
         Interest ..................        592,634         569,905
                                       ------------    ------------

                                          7,075,146       8,807,765


Loss before income taxes ...........       (866,170)     (2,132,963)

Benefit for income taxes ...........       (405,416)       (597,229)
                                       ------------    ------------

NET LOSS ...........................  $    (460,754)    $(1,535,734)
                                       ============    ============

Basic and diluted net
         loss per common share .....   $      (0.04)   $      (0.12)
                                       ============    ============

Weighted average shares outstanding      12,636,671      12,612,824






        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                             Statement of Operations
                For the Three Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                            1999            1998
REVENUES                                    ----            ----

         Oil and gas sales .........   $  3,507,733    $  3,016,811
         Partnership income ........          7,500           7,500
         Interest income ...........         12,080           6,297
         Other .....................         31,653          66,749
                                       ------------    ------------

                                          3,558,966       3,097,357

EXPENSES

         Operating costs ...........      1,369,238       1,381,932
         Depreciation, depletion and
           amortization ............        950,000       1,200,000
         Equity loss in
           Symskaya Exploration ....         62,781         235,615
         Leasehold abandonments ....          8,854         164,091
         3D seismic ................           --            21,030
         Exploration ...............        369,397         355,754
         General and administrative         490,136         658,561
         Interest ..................        294,307         290,371
                                       ------------    ------------

                                          3,544,713       4,307,354

Income (loss) before income taxes ..         14,253      (1,209,997)

Benefit for income taxes ...........        (97,692)       (316,269)
                                       ------------    ------------

NET INCOME (LOSS) ..................   $    111,945    $   (893,728)
                                       ============    ============

Net income (loss) per common share:

         Basic .....................   $       0.01    $      (0.07)
         Diluted ...................   $       0.01    $      (0.07)

Weighted average shares outstanding:

         Basic .....................     12,633,075      12,615,440
         Diluted ...................     13,653,440      12,615,440






        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                                  Balance Sheet
                    as of June 30, 1999 and December 31, 1998

                                           June 30,      December 31,
ASSETS                                       1999            1998
------                                    ----------       ----------
                                   (Unaudited)
Current assets:
  Cash and cash equivalents ........   $     491,641    $     444,476
  Accounts and advances receivable .       3,007,466        2,696,160
  Income taxes receivable ..........          47,892          291,597
  Deferred income taxes ............          19,417           19,417
  Other current assets .............         222,616          318,904
                                       -------------    -------------
                                           3,789,032        3,770,554

Property and equipment .............     105,070,719      104,407,815
Less accumulated depreciation,
 depletion and amortization ........      63,232,136       61,191,368
                                       -------------    -------------
                                          41,838,583       43,216,447
Other assets:
  Investment in Raven Ridge
    Pipeline Partnership ...........         235,997          220,997
  Other assets .....................          42,113           63,170
                                       -------------    -------------
                                             278,110          284,167

TOTAL ASSETS .......................   $  45,905,725    $  47,271,168
                                       =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .................   $   1,191,218    $   1,675,759
  Accrued liabilities ..............         185,187          164,163
  Federal, state and foreign
    income taxes payable ...........         114,509          212,583
  Accrued profit sharing ...........         124,741           90,413
                                       -------------    -------------
                                           1,615,655        2,142,918

Revolving credit facility ..........      16,500,000       16,500,000
Deferred income taxes ..............       1,246,024        1,642,700
                                       -------------    -------------
                                          17,746,024       18,142,700
Stockholders' Equity:
  Common stock .....................      12,808,040       12,794,040
  Paid in capital ..................       3,719,743        3,714,493
  Less cost of treasury stock ......        (528,302)        (528,302)
  Retained earnings ................      10,544,565       11,005,319
                                       -------------    -------------

                                          26,544,046       26,985,550
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY .............   $  45,905,725    $  47,271,168
                                       =============    =============




        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                             Statement of Cash Flows
                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)
                                                  1999          1998
                                                  ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .............................   $  (460,754)   $(1,535,734)
   Adjustments
     Depreciation, depletion and
       amortization .....................     2,050,000      2,450,000
     Partnership income .................       (15,000)        47,181
     Loss on property dispositions ......         8,854        164,091
     Decrease in deferred income taxes ..      (396,676)      (810,771)
     Equity loss in
       Symskaya Exploration .............       106,206        319,113
     Change in other assets .............        21,057         21,057
     Common stock issued for services ...        19,250         47,351
   Net cash provided before changes in      -----------    -----------
      working capital items .............     1,332,937        702,288
     Increase (decrease) from changes in:
       Accounts and advances receivable .      (311,306)       420,274
       Other current assets .............        96,288        (15,053)
       Accounts payable and accrued
         liabilities ....................      (463,517)        63,008
       Income taxes receivable/payable ..       145,631        116,935
       Accrued profit sharing ...........        34,328        (92,973)
                                            -----------    -----------
   Net cash provided
     by operating activities ............       834,361      1,194,479
                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Symskaya Exploration .....      (106,206)      (319,113)
   Capital expenditures .................      (680,990)    (2,257,063)
                                            -----------    -----------
   Net cash used in investing
     activities .........................      (787,196)    (2,576,176)
                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under
    revolving credit facility ...........          --        1,021,170
                                            -----------    -----------
   Net cash provided by
      financing activities ..............          --        1,021,170
                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH .........        47,165       (360,527)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD ...............       444,476        378,801
                                            -----------    -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD .....................   $   491,641    $    18,274
                                            ===========    ===========


        The accompanying notes are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL STATEMENTS

     The accompanying financial statements of Equity Oil Company ("Equity" or "the Company") have not been audited by independent accountants, except for the Balance Sheet as of December 31, 1998. In the opinion of the Company's management, the financial statements reflect the adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of its operations for the three and six month periods ended June 30, 1999 and 1998, and its cash flows for the six month periods ended June 30, 1999 and 1998.

     The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K, and the Company's Form 10-Q for the first quarter of 1999.

     The results for the three and six month periods ended June 30, 1999 are not necessarily indicative of future results.


NOTE 2.  NET INCOME (LOSS) PER SHARE

     Basic net income  (loss) per share was  computed by dividing the net income
(loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share was computed by dividing the net income (loss) by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options. Options to purchase approximately 1,024,000 shares of common stock at prices of $2.50 to $6.00 per share were outstanding during the first six months of 1999 and were included in the computation of diluted net income per share for the three months ended June 30, 1999. Options to purchase approximately 985,000 shares of common stock at prices of $3.56 to $6.00 per share were outstanding during the first six months of 1998. For all other periods presented, options were not included in the computation of net loss per share because the effect would have been antidilutive.

                                     PART I

                                     ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

RESULTS OF OPERATIONS

Financial Results
-----------------

     Significant reductions in most expense categories during the first six months of 1999 offset decreases in oil and gas sales, enabling the Company to lessen its net loss to $(460,754), or $(.04) per share, compared to a net loss of $(1,535,734), or $(.12) per share, during the same period of 1998. Total revenues of $6,208,976 were 7% lower than total revenues of $6,674,802 recorded in the first half of 1998.

     Higher oil prices during the second quarter of 1999 accentuated the impact of the Company's expense reductions. The Company recorded net income in the second quarter of 1999 of $111,945, or $.01 per share, compared to a second quarter 1998 net loss of $(893,728), or $(.07) per share. Second quarter revenues in 1999 of $3,558,966 were 15% higher than the $3,097,357 reported in the second quarter of 1998.

Operating Results
-----------------

     In recognition of recently depressed prices and the ongoing volatility in the oil markets, the Company has decreased the number of wells drilled in 1999, in addition to cutting its operating and administrative expenses. During the first half of 1999, the Company participated in a total of 5 wells, 3 of which have been completed as producing wells. During the first half of 1998, the Company participated in 8 wells, 6 of which were completed as producing wells.

     Included in the 1999 successful well count is an exploratory well drilled in California on the Company's Merlin 3D seismic project. The Equity P51B tested at a rate of 1.8 million cubic feet per day from the Kione formation at a depth of 3,800 feet, and was placed on production in May of 1999. Equity operates and has a 50% working interest in the well and the Merlin project.

     The second successful well is the #2-9 Davis Ranch drilled on Equity's Davis Ranch 3-D seismic project. The well was drilled to a total depth of 7,550 feet and encountered three potentially productive sands that tested at a rate of 2 MMCFD. The well was placed on production in July of 1999. Equity operates and has a 60% working interest in the well.

     The third successful 1999 well is the #1-30 Wallace well drilled at the Moon Bend 3D survey in the Sacramento Basin. The well was completed in the Forbes formation at an initial production rate of 2.2 MMCFD. The Company has a 12% working interest in the well, which is operated by Slawson Exploration.

     The initial exploratory test well at the Company's Sequoia project in the San Joaquin Basin was a dry hole. Drilling results are currently being evaluated, and the data acquired will be used to help identify the next drilling location.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     Cash and cash equivalents totaled $491,641 as of June 30, 1999, an increase of $47,165 since year-end 1998. Working capital at June 30, 1999 improved to $2,173,377, compared to $1,627,636 at December 31, 1998. The Company's ratio of current assets to current liabilities likewise improved to 2.35 to 1 at June 30, 1999, compared to 1.76 to 1 at December 31, 1998. Cash provided by operating activities before working capital changes increased 90%, from $702,288 in the first six months of 1998 to $1,332,937 recorded during the same period of 1999.

     Investment in property and equipment for the first six months of 1999 totaled $680,990, a 70% decrease from the amount recorded during the corresponding six months of 1998. As a result of depressed oil prices, and their negative effects on cash flows, the Company has reduced its 1999 capital budget to ensure that the bulk of its projects will be funded by discretionary cash flows. The Company's current revised budget includes 9 exploratory wells and 9 recompletions. The bulk of the Company's drilling should occur during the fourth quarter of the year.

     The Company borrowed $1,021,170 on its credit facility during the first half of 1998, primarily for working capital purposes. The Company did not draw down any funds on its credit facility during the first half of 1999. The Company's current commitment under its credit facility is $17 million. Accordingly, as of June 30, 1999, the Company had $500,000 of remaining availability on the facility. The Company is in compliance with all covenants in the facility, and expects to be in compliance for the remainder of 1999.

     The Company believes that existing cash balances, cash flow from operating activities, and funds available under the Company's credit facility will provide adequate resources to meet its capital and exploration spending objectives for 1999, which have been significantly curtailed due to volatile oil prices. Should oil prices return to their depressed levels of the first quarter of the year, the Company may have difficulty in meeting its ongoing exploration and development drilling objectives. The Company has adequate liquidity to maintain its operations as they currently exist.

COMPARISON OF SECOND QUARTER 1999 WITH SECOND QUARTER 1998
----------------------------------------------------------

     Oil and gas sales in the second quarter of 1999 of $3,507,733 were 16% higher than the $3,016,811 recorded for the same quarter of last year. The higher revenues were primarily a function of higher oil prices, as oil and gas production both declined during the quarter. The average net price for crude oil received by the Company during the quarter was $15.50 per barrel, compared to $11.58 during the second quarter of 1998, an increase of 34%. Average gas prices were constant at $1.95 per Mcf during the second quarter of both years. Oil production decreased from 170,000 barrels in the second quarter of 1998 to 164,000 barrels during the same quarter of 1999, primarily due to low-margin oil properties being shut-in during the early part of the quarter. Gas production dropped from 550,000 Mcf in 1998 to 475,000 Mcf in 1999 due to natural production declines.

     Total expenses in 1999 decreased 18% over 1998 second quarter levels. Depreciation, depletion and amortization (DD&A) per unit charges decreased from $4.59 per BOE in 1998 to $3.91 per BOE in 1999. The primary reason for the per unit decrease was the elimination of approximately $4 million from the Company's depletable base through a property impairment charge in the fourth quarter of 1998. In addition, higher oil prices at June 30, 1999 enabled the Company to record positive reserve revisions, which in turn decreased DD&A rates for many of the Company's oil properties.

     The equity loss in Symskaya Exploration decreased by $172,834 during the second quarter of 1999. The 1998 amount included a writedown of approximately $125,000 in interest income on a senior note between Symskaya and the Company that had been accrued in prior periods, as well as the Company's share of a bottom hole contribution. Neither of these two events were recurring.

     The Company abandoned certain undeveloped leaseholds during the second quarter of 1998, associated with a Lodgepole prospect, that were acquired in 1995 and 1996. There was no corresponding event in 1999.

     General and administrative expenses decreased 16% from 1998 first half levels. The decrease was due to reduced compensation and other administrative expenses. Higher interest costs in 1999 reflect the higher amount of debt outstanding under the Company's credit facility.

COMPARISON OF FIRST HALF 1999 WITH FIRST HALF 1998

     Rising oil prices during the latter part of the first half of 1999 enabled the Company to record higher average prices compared to the first half of 1998. Average oil prices received by the Company during the first six months of 1999 were $13.40 per barrel, compared to $12.51 per barrel during the same period in 1998. Gas prices dropped during the first half of 1999, averaging $1.80 per Mcf, compared to $1.97 per Mcf during the first half of 1998.

     With much of the low-margin oil production shut-in during the first quarter of 1999 due to low oil prices, oil production decreased in the first half of the year. Oil production of 318,000 barrels was down 6% from 340,000 barrels in 1998. Reduced exploratory drilling in 1998, combined with natural production declines, resulted in lower gas production for the 1999 first half. Gas production decreased from 1,170,000 Mcf produced in 1998 to 1,025,000 Mcf produced during the first half of 1999, a decrease of 12%.

     Total expenses in 1999 decreased 20% over 1998 first half levels. Lower production levels contributed to lower lease operating costs and depreciation, depletion, and amortization (DD&A) charges. Lease operating costs decreased 4% on a per BOE basis, declining from $5.67 per BOE to $5.43 per BOE, a further reflection of high-cost, low margin oil properties being shut in during the first quarter 1999.

     DD&A per unit charges decreased from $4.58 per BOE in 1998 to $4.19 per BOE in 1999. The primary reason for the per unit decrease was the elimination of approximately $4 million from the Company's depletable base through a property impairment charge in the fourth quarter of 1998. In addition, higher oil prices at June 30, 1999 enabled the Company to record positive reserve revisions, which in turn decreased DD&A rates for many of the Company's oil properties.

     The Company recorded an equity loss in Symskaya of $106,206 during the first half of 1999, down from $319,113 in the first half of 1998. The 1998 amount included a writedown of approximately $125,000 in interest income on a senior note between Symskaya and the Company that had been accrued in prior periods, as well as the Company's share of a bottom hole contribution. Neither of these two events were recurring. Costs associated with the Symskaya project are expected to be minimal during 1999, with expenses being lower than those incurred in 1998.

     The Company abandoned certain undeveloped leaseholds during the first half of 1998, associated with a Lodgepole prospect, that were acquired in 1995 and 1996. This resulted in a charge to expense of $164,091. There was no corresponding event in 1999.

     The Company incurred 3D seismic charges of $430,773 in 1998 associated with its Sequoia project in the San Joaquin Basin of California. The Company did not participate in any 3D seismic programs during the first half of 1999.

     General and administrative expenses decreased 16% from 1998 first half levels. The decrease was due to reduced compensation and other administrative expenses. Higher interest costs in 1999 reflect the higher amount of debt outstanding under the Company's credit facility.

OTHER ITEMS
-----------

        The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

YEAR 2000
---------

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

     The Company's mission-critical items include its financial accounting, engineering, and lease/land software. Each of these items has been certified by the vendor as year 2000 compliant. All non-mission-critical systems have been certified as being compliant. The Company is conducting tests to support these claims.

     The Company does not anticipate incurring any significant expense to ensure compliance. Although the Company is undertaking this project, no assurance can be given that such a program will be able to solve the year 2000 issues applicable to the Company or that failure to solve them will not have a material adverse effect on the Company.

FORWARD LOOKING STATEMENTS
--------------------------

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


     Important factors that may affect future results include, but are not limited to: the risk of a significant natural disaster, the inability of the Company to insure against certain risks, fluctuations in commodity prices, the inherent limitations in the ability to estimate oil and gas reserves, changing government regulations, as well as general market conditions, competition and pricing, and other risks detailed from time to time in the Company's SEC reports, copies of which are available upon request from the Company's investor relations department.



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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     At the Company's annual meeting, held on May 12, 1999, two Directors, Philip J. Bernhisel and W. Durand Eppler, were elected to the staggered board to serve three year terms, expiring in 2002. The following votes were recorded.

                             Bernhisel        Eppler

Affirmative votes           10,183,572     10,183,102
Withhold authority             181,763        182,233

Each director nominee received at least 98% of the shares voted at the meeting.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EQUITY OIL COMPANY
                                           (Registrant)



DATE:     August 12, 1999             By /s/ Paul M. Dougan
       ----------------------            ---------------------
                                         Paul M. Dougan, President


DATE:     August 12, 1999             By /s/ Clay Newton
       ----------------------            ---------------------
                                         Clay Newton, Treasurer
                                         Principal Accounting
                                         Officer