Form 10-Q
period 1999-09-30
EQUITY OIL CO
filed 1999-11-12
CIK 33325

FORM 10Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to_______

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

                                 (801) 521-3515
               Registrant's telephone number, including area code
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                          ITEM I:  Financial Statements

                               EQUITY OIL COMPANY
                            Statements of Operations
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                          1999             1998
                                          ----             ----

REVENUES

     Oil and gas sales ............    $10,422,320     $ 9,622,792
     Partnership income ...........         22,500          23,500
     Interest income ..............         32,543          48,887
     Other ........................        139,649         178,069
                                        ----------      ----------
     Total Revenues ...............     10,617,012       9,873,248
                                        ----------      ----------
EXPENSES

     Operating costs ..............      4,271,325       4,592,540
     Depreciation, depletion and
       amortization ...............      3,100,000       3,700,000
     Leasehold abandonments .......         29,954         170,601
     Equity loss in
       Symskaya Exploration, Inc. .        130,203         399,457
     3D seismic ...................           --           431,075
     Exploration ..................      1,019,503       1,918,606
     General and administrative ...      1,310,126       1,595,641
     Interest .....................        911,636         959,731
                                        ----------      ----------
     Total expenses ...............     10,772,747      13,767,651
                                        ----------      ----------
         Loss before income taxes .       (155,735)     (3,894,403)

Benefit from income taxes .........       (117,513)     (1,107,843)
                                        ----------      ----------
NET (LOSS) ........................    $  ( 38,222)    $(2,786,560)
                                        ==========      ==========

Basic and diluted net
    (loss) per common share .......    $     (0.00)    $     (0.22)

Basic and diluted weighted
         average shares outstanding     12,636,671      12,620,885

Cash dividends declared per share .    $       .00     $       .00



        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                            Statements of Operations
             For the Three Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                             1999           1998
                                         -----------     ----------

REVENUES

     Oil and gas sales ..............   $  4,303,735   $  3,105,521
     Partnership income .............          7,500          8,000
     Interest income ................         13,348          8,561
     Other ..........................         83,453         76,364
                                           ---------      ---------
     Total revenues .................      4,408,036      3,198,446
                                           ---------      ---------
EXPENSES

     Operating costs ................      1,615,929      1,561,678
     Depreciation, depletion and
       amortization .................      1,050,000      1,250,000
     Leasehold abandonments .........         21,100          6,510
     Equity loss in
       Symskaya Exploration, Inc. ...         23,997         80,344
     3D seismic .....................           --              302
     Exploration ....................        275,853      1,172,724
     General and administrative .....        391,720        498,502
     Interest .......................        319,002        389,826
                                           ---------      ---------
     Total expenses .................      3,697,601      4,959,886
                                           ---------      ---------
Net income (loss) before income taxes        710,435     (1,761,440)

Provision for (benefit from)
         income taxes ...............        287,903       (510,614)

                                           ---------      ---------
NET INCOME (LOSS) ...................   $    422,532   $ (1,250,826)
                                           =========      =========

Net income (loss) per common share:

         Basic ......................   $       0.03   $      (0.10)
         Diluted ....................   $       0.03   $      (0.10)

Weighted average shares outstanding:

     Basic ..........................     12,643,440     12,629,440
     Diluted ........................     13,663,440     12,629,440



Cash dividends declared per share       $        .00   $        .00





        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                                  Balance Sheet
                 as of September 30, 1999 and December 31, 1998



                                   (Unaudited)
                                   September 30,         December 31,
ASSETS                                 1999                 1998
------                             ------------           ---------

Current assets:
  Cash and cash equivalents ........   $     661,699    $     444,476
  Accounts and advances receivable .       3,354,394        2,696,160
  Income taxes receivable ..........          10,747          291,597
  Deferred income taxes ............          18,800           19,417
  Other current assets .............         207,616          318,904
                                         -----------      -----------
                                           4,253,256        3,770,554
                                         -----------      -----------
Property and equipment .............     105,539,623      104,407,815
Less accumulated depreciation,
 depletion and amortization ........      64,256,230       61,191,368
                                         -----------      -----------
                                          41,283,393       43,216,447
Other assets:
  Investment in Raven Ridge
    Pipeline Partnership ...........         205,773          220,997
  Other assets .....................         243,497           63,170
                                         -----------      -----------
                                             449,270          284,167
                                         -----------      -----------
TOTAL ASSETS .......................   $  45,985,919    $  47,271,168
                                         ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .................   $     696,641    $   1,675,758
  Accrued liabilities ..............         127,679          164,163
  Federal, state and foreign
    income taxes payable ...........         145,292          212,583
  Accrued profit sharing ...........          54,073           90,413
                                         -----------      -----------
                                           1,023,685        2,142,917
                                         -----------      -----------
Revolving credit facility ..........      16,500,000       16,500,000
Deferred income taxes ..............       1,495,655        1,642,700
                                         -----------      -----------
                                          17,995,655       18,142,700
                                         -----------      -----------
Stockholders' equity:
  Common stock .....................      12,808,040       12,794,040
  Paid in capital ..................       3,719,743        3,714,493
  Less cost of treasury stock ......        (528,302)        (528,302)
  Retained earnings ................      10,967,098       11,005,320
                                         -----------      -----------
                                          26,966,579       26,985,551
                                         -----------      -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY .............   $  45,985,919    $  47,271,168
                                         ===========      ===========


The accompanying notes are an integral part of these statements.

                       EQUITY OIL COMPANY
                     Statement of Cash Flows
      For the Nine Months Ended September 30, 1999 and 1998
                           (Unaudited)

                                              1999            1998
                                          -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) ......................... $    ( 38,222)   $(2,786,560)
   Adjustments:
     Depreciation, depletion and
       amortization ...................     3,100,000      3,700,000
     Partnership distributions in
       excess of (less than) income ...       (22,500)        39,681
     Loss on property dispositions ....        29,954        167,887
     Equity loss in
           Symskaya Exploration, Inc. .       130,203        399,457
         Change in other assets .......        37,724         31,585
     Common stock issued for services .        19,250         79,725
     Decrease in deferred income taxes       (146,428)    (1,552,325)

   Increase (decrease) from changes in:
     Accounts and advances receivable .      (658,234)       409,534
     Other current assets .............       111,288        125,847
     Accrued profit sharing ...........       (36,340)       (44,973)
     Accounts payable and accrued
       liabilities ....................    (1,015,601)       157,874
     Income taxes receivable/payable ..       213,559        239,610
   Net cash provided                      -----------    -----------
     by operating activities ..........     1,724,653        967,342
                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Symskaya Exploration ...      (130,203)      (399,457)
   Capital expenditures ...............    (1,196,900)    (3,417,633)
   Net cash used in                       -----------    -----------
       investing activities ...........    (1,327,103)    (3,817,090)
                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of loan fees ...............      (180,327)          --
   Net borrowings on
      revolving credit facility .......          --        2,521,170
                                          -----------    -----------
   Net cash provided by financing
      activities ......................      (180,327)     2,521,170
                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH .......       217,223       (328,578)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD .............       444,476        378,801
                                          -----------    -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD ...................   $   661,699    $    50,223
                                          ===========    ===========


Supplemental  disclosures of cash flow information:  Cash paid during the period for:
          Income taxes                    $   127,938    $   246,185
          Interest                        $   911,636    $   959,731



        The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

     The accompanying financial statements of Equity Oil Company ("Equity" or "the Company") have not been audited by independent accountants, except for the Balance Sheet as of December 31, 1998. In the opinion of the Company's management, the financial statements reflect the adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of its operations for the three and nine month periods ended September 30, 1999 and 1998, and its cash flows for the nine month periods ended September 30, 1999 and 1998.

     The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K, and the Company's Form 10-Q for the first and second quarters of 1999.

     The results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of future results.

Note 2.  Net Income (Loss) Per Share

     Income (loss) per share for all periods presented reflects the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires companies to present basic earnings per share, and if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

     Basic net income  (loss) per share was  computed by dividing the net income
(loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share was computed by dividing the net income (loss) by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options. Options to purchase approximately 1,024,000 shares of common stock at prices of $2.50 to $6.00 per share were outstanding during the first nine months of 1999 and were included in the computation of diluted net income per share for the three months ended September 30, 1999. Options to purchase approximately 985,000 shares of common stock at prices of $3.56 to $6.00 per share were outstanding during the first nine months of 1998. For all other periods presented, options were not included in the computation of net loss per share because the effect would have been antidilutive.

Note 3.  Credit Facility

     In September of 1999, the Company announced a new $50 million reducing revolving credit facility with Bank One Texas, N.A. The facility has an initial commitment of $17 million, and replaces a prior facility with HSBC Investment Bank, which has exited the energy industry. The maturity date of the facility is September 9, 2002, three years from the date of closing. The new facility has a LIBOR or a prime interest rate option; the interest rate at closing was 7.69 percent.

     As part of the new credit facility, the Company is required to hedge at least 50% but not more than 75% of its daily oil production, at a price not lower than the lowest price used in the bank's price deck, for a period between 12 and 18 months. The Company has 120 days after the closing date to have the hedge or hedges in place. The Company entered into one collar agreement for 12 months effective October 1, 1999, covering 400 barrels per day with a floor at $18.00 per barrel and a ceiling at $25.30 per barrel. Additional agreements will be consummated within the 120 day period required by the bank.

                                     PART I

                                     ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

RESULTS OF OPERATIONS

FINANCIAL RESULTS

     Rising oil and gas prices during the third quarter of 1999, coupled with reductions in most expense categories, enabled the Company to record positive net income for the quarter, improve its liquidity, and generate additional cash to fund its future drilling programs. The Company recorded net income for the third quarter of 1999 in the amount of $422,532, or $.03 per share, on revenues of $4,408,036. This compared to a net loss during the third quarter of 1998 of $(1,250,826), or $(.10) per share, on revenues of $3,198,446.

     The Company recorded a net loss for the first nine months this year in the amount of $(38,222), or $(.00) per share, compared to a net loss for the first nine months of 1998 in the amount of $(2,786,560), or $.(22) per share. Total revenues for the first nine months of 1999 were $10,617,012, an increase of 8% from revenues of $9,873,248 recorded during the same period of 1998.

OPERATING ACTIVITIES

     In recognition of recently depressed oil prices, reduced cash flows in the first half of 1999, and the ongoing volatility in the oil markets, the Company has decreased the number of wells drilled in 1999, in addition to cutting its operating expenses. During the first nine months of 1999, the Company participated in a total of 6 wells, 4 of which have been completed as producing wells. In addition to the drilling, the Company has recompleted or reworked several of its producing wells with encouraging results.

     As reported previously, included in the 1999 successful well count is an exploratory well drilled in California on the Company's Merlin 3D seismic project. The Equity P51B tested at a rate of 1.8 million cubic feet per day from the Kione formation at a depth of 3,800 feet, and was placed on production in May of 1999. Equity operates and has a 50% working interest in the well and the Merlin project.

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

     The initial exploratory test well at the Company's Sequoia project in the San Joaquin Basin was a dry hole. In October, the second well drilled at Sequoia was also a dry hole. Drilling results are currently being evaluated, and the data acquired will be used to help identify the next drilling location.

     In addition to the wells drilled, three of the Company's wells were successfully recompleted or reworked during the third quarter. This work included the Beaver Creek #24-15 in North Dakota, where gross oil production increased from 800 barrels per day to approximately 1,250 barrels per day following an acid stimulation. The Company has a 33% working interest in the well. This flowing well has recorded cumulative production of 460,000 barrels since May, 1998.

     The Company also recompleted 2 wells at its Merlin project in the Sacramento Basin. Gross gas production from the #1-15 Henning and #1-22 Otto Lohse wells increased from 500 Mcf per day to 3,000 Mcf per day. The Company has a 50% working interest in each well. The Merlin survey has produced in excess of 1 billion cubic feet of gas, with current field production of 3,200 Mcf per day from three wells.

     The Company continues to conduct operations with respect to Symskaya Exploration in a maintenance mode. Drilling operations have resumed at the Averinskaya - 150 well, an exploratory well that is being drilled near the town of Yeniseysk in Eastern Siberia by the regional geological committee. The well is adjacent to the southern block of acreage that Symskaya holds as part of its
1.1 million acre exploration, development and production license. The well is being drilled to evaluate the oil and gas potential of the same geologic section that Symskaya targeted in the drilling of its Lemok No. 1 well on the northern acreage block of its License area. The well is currently drilling below 9,000 feet, and is projected to be drilled to a total depth of 11,500 feet.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's cash balances increased by $217,000 from December 31, 1998 to September 30, 1999. The Company's improved financial results and reduced capital expenditures were largely offset by a significant reduction in trade payables, as well as an increase in accounts receivable. Overall, the Company's financial position has been strengthened, as working capital at September 30, 1999 was almost double that of December 31, 1998. The Company's ratio of current assets to current liabilities more than doubled, reaching 4.15 to 1 at September 30, compared to 1.76 to 1 at the end of 1998. Cash flow from operating activities increased by 78% over 1998 levels, also a result of improved financial results.

     During the first nine months of 1999, the Company cut its capital spending by 65% over the same period of 1998. The reduction reflects lower first half oil and gas prices, as well as the uncertainty surrounding the futures markets. The goal of the Company is to fund all of its drilling projects in 1999 from discretionary cash flows. The Company continues to high-grade both exploratory and development projects based on their assumed risks and rewards, balancing this with projects that have specific lease related drilling commitments. Should oil prices continue to approximate current levels, the Company will add additional projects to its drilling program in the fourth quarter.

     In September of 1999, the Company announced a new $50 million reducing revolving credit facility with Bank One Texas, N.A. The facility has an initial commitment of $17 million, and replaces a prior facility with HSBC Investment Bank, which has exited the energy industry. The maturity date of the facility is September 9, 2002, three years from the date of closing. The new facility has a LIBOR or a prime interest rate option; the interest rate at closing was 7.69 percent.

     The Company's commitment under its credit facility is subject to a redetermination as of May 1 and November 1 of each year, with estimated future prices used in the evaluation determined by the Company's lender. As of September 30, 1999, the Company had approximately $500,000 of remaining availability on the facility. The Company is in compliance with all its facility covenants.

     During the first nine months of 1998, the Company increased borrowings under its credit facility by $2,521,170, which were used to fund investments in property and equipment and for working capital purposes. Since that time, the Company has made no additional draws on its credit facility.

     As part of the new credit facility, the Company is required to hedge at least 50% but not more than 75% of its daily oil production, at a price not lower than the lowest price used in the bank's price deck, for a period between 12 and 18 months. The Company has 120 days after the closing date to have the hedge or hedges in place. The Company entered into one collar agreement for 12 months effective October 1, 1999, covering 400 barrels per day with a floor at $18.00 per barrel and a ceiling at $25.30 per barrel. Additional agreements will be consummated within the 120 day period required by the bank.

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

COMPARISON OF THIRD QUARTER 1999 WITH THIRD QUARTER 1998

     Oil and gas sales increased 39% in the third quarter of 1999 to $4,303,735 versus $3,105,521 in the same quarter of last year. Higher oil and gas prices were offset somewhat by decreases in both oil and gas production. Total revenues increased 38% from 1998 to 1999.

     Oil production decreased 8% in the third quarter of 1999, primarily due to normal production declines. Oil production for the quarter was 162,000 barrels, compared to 177,000 barrels in the third quarter of 1998. Gas production decreased 12% to 530,000 Mcf in 1999 from 600,000 Mcf in 1998, also due to normal production declines.

     Average crude oil prices during the third quarter were significantly higher in 1999. The Company's average oil price was $19.04, 58% higher than the $12.04 per barrel realized during the third quarter of 1998. Gas prices were also higher, averaging $2.29 per Mcf in 1999 compared to $1.60 per Mcf in 1998.

     Lease operating costs increased 3% over the prior year. Higher per unit costs were offset by reduced volumes. Per unit costs rose as the Company had all of its high-cost producing properties on production during the third quarter in 1999, while many of those properties had been shut in during 1998.

     DD&A per unit charges decreased from $4.51 per BOE in 1998 to $4.19 per BOE in 1999. The primary reason for the per unit decrease was the elimination of approximately $4 million from the Company's depletable base through a property impairment charge in the fourth quarter of 1998. In addition, higher oil prices enabled the Company to record positive reserve revisions, which in turn decreased DD&A rates for many of the Company's oil properties.

     The equity loss in Symskaya Exploration decreased by $56,347 during the third quarter of 1999. The 1998 amount included the Company's share of a bottom hole contribution that was not repeated in 1999.

     Lower exploration costs in 1999 resulted from the Company's reduced drilling program. During the third quarter of 1999 the Company incurred no dry hole costs. During the third quarter of 1998, the Company drilled 4 dry holes, incurring total costs of $745,000. During October of 1999, the Company participated in 2 dry holes, with a total cost of $210,000 net to the Company's interest. This amount will be charged to exploration expense in the fourth quarter.

     General and administrative expenses decreased 21% from 1998 second quarter levels. The decrease was due to reduced compensation and other administrative expenses. Lower interest costs in 1999 reflect lower average interest rates on the debt outstanding under the Company's credit facility.

     The income tax expense/benefit recorded for both periods reflects the Company's estimate of taxes arising from its operations during the respective periods.


COMPARISON OF FIRST NINE MONTHS OF 1999 WITH FIRST NINE MONTHS OF 1998

     Oil and gas sales increased 8% in the first nine months of 1999 as higher oil and gas prices offset lower production volumes. Oil production for the first nine months was 480,000 barrels, down 7% from 1998 production of 517,000 barrels. Oil production decreased year over year as the Company had shut in much of its low-margin production during the first quarter of 1999. In addition to normal production declines, the Company's reduced drilling program has resulted in no additional oil wells added to production in 1999. Gas production for the period decreased 12% from 1,770,000 Mcf in 1998 to 1,550,000 Mcf in 1999. The reduction was caused by normal production declines, as well as a smaller number of new wells added to production during this year.

     Average prices received for crude oil were $15.36 per barrel during the first nine months of 1999, compared to $12.54 received in 1998, an increase of 22%. Gas prices rose 9%, averaging $2.00 per Mcf in 1999 compared to $1.84 in 1998.

     Lease operating costs declined 7% in 1999, as oil and gas volumes declined. Per unit costs rose 2% over 1998 levels.

     DD&A per unit charges decreased from $4.56 per BOE in 1998 to $4.20 per BOE in 1999. The primary reason for the per unit decrease was the elimination of approximately $4 million from the Company's depletable base through a property impairment charge in the fourth quarter of 1998. In addition, higher oil prices enabled the Company to record positive reserve revisions, which in turn decreased DD&A rates for many of the Company's oil properties.

     During the first nine months of 1998, the Company abandoned certain Lodgepole prospect undeveloped leaseholds due to a lack of prospectivity. This was the primary cause of a 1998 charge to expense of $170,601 for leasehold abandonments. There was no corresponding event in 1999.

     The Company incurred 3D seismic charges of $431,075 in 1998 associated with its Sequoia project in the San Joaquin Basin of California. The Company did not participate in any 3D seismic programs during the first nine months of 1999.

         The Company recorded an equity loss in Symskaya of $130,203 during the first nine months of 1999, down from $399,457 in the first half of 1999. The 1998 amount included a writedown of approximately $125,000 in interest income on a senior note between Symskaya and the Company that had been accrued in prior periods, as well as the Company's share of a bottom hole contribution. Neither of these two events were recurring.

         Lower exploration costs in 1999 resulted from the Company's reduced drilling program described earlier, and the corresponding reduction in dry hole costs. Total dry hole costs for the first nine months of 1999 were approximately $175,000, compared to approximately $750,000 during the same period of 1998.

         General and administrative expenses decreased 18% from 1998 third quarter levels. The decrease was due to reduced compensation and other administrative expenses. Lower interest costs in 1998 reflect lower average interest rates on the debt outstanding under the Company's credit facility.

     The income tax benefit recorded for both periods reflects the Company's estimate of taxes arising from its operations during the respective periods.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        Not applicable.


                                     PART II

ITEM 1. LEGAL PROCEEDINGS

        The Company is not aware of any pending or threatened litigation at this time that will have a material adverse effect on the Company or any of its properties.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5.  OTHER INFORMATION

        Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (A) EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
--------       -----------
10             Loan agreement between Equity Oil Company and
               Bank One Texas, N.A.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EQUITY OIL COMPANY
                                           (Registrant)





DATE:     November 12, 1999            By /s/ Paul M. Dougan
       -----------------------           ---------------------
                                         Paul M. Dougan, President


DATE:     November 12, 1999            By /s/ Clay Newton
      ------------------------           ---------------------
                                         Clay Newton, Treasurer
                                         Principal Financial Officer