Form 10-K
period 1999-12-31
EQUITY OIL CO
filed 2000-03-02
CIK 33325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
        |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of February 28, 2000, 12,643,400 common shares were outstanding, and the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $17,500,000.

                       Documents Incorporated by Reference

1. Definitive proxy statement to be filed in connection with Issuer's Annual Stockholders' Meeting to be held on May 10, 2000 and more particularly the information contained on pages 2 through 6 are incorporated by reference into
Part III of this report.
                                                                 Total Pages 50

                                     PART I
ITEM 1. BUSINESS

GENERAL

Equity Oil Company ("Equity" or "the Company") was originally incorporated in the state of Utah in 1923. In 1958, it was merged into its subsidiary, Weber Oil Company, a Colorado corporation. The surviving company adopted the name Equity Oil Company.

Equity is an independent oil and gas exploration and production company, currently conducting its business in eight states and two Canadian provinces. Equity is also a 50% shareholder in Symskaya Exploration, Incorporated
(Symskaya) which is licensed to operate in Russia. Headquartered in Salt Lake City, Utah, the Company also maintains an exploration office in Denver, Colorado, and field offices in Cody, Wyoming and Vernal, Utah. The Company has 21 full-time employees.

The Company's exploration office in Denver is responsible for the generation and review of exploration prospects, and participates in the planning, where necessary, to drill the prospects. These include prospects developed in-house, as well as those presented by independent third parties.

All production activities of the Company are coordinated through the Company's field office in Cody, Wyoming. The office was opened on January 1, 2000, as a result of a property exchange in the Big Horn basin of Wyoming and Montana. Further information concerning the exchange can be found in ITEM 2. PROPERTIES, under the caption PRESENT ACTIVITY.

BUSINESS STRATEGY

More than 90% of the Company's revenues come from the sale of crude oil and natural gas. Accordingly, the Company continually seeks to increase its oil and gas production. The key to increasing production is the replacement, on an annual basis, of current production, as well as achieving additional reserve growth.

The Company's strategy to replace production and increase its oil and natural gas reserves on an ongoing basis is comprised of a balanced approach in the areas of focused exploration drilling, development drilling and exploitation and the acquisition of proved reserves.

When conducting its exploration activities, the general practice of the Company is to participate in projects on a 25% to 50% working interest basis. Participation varies with each prospect depending on location and the attendant financial and technical risk.

In addition to its exploration ventures, the Company works in conjunction with other working interest owners in producing properties to identify projects that will develop and exploit the productive capacities of existing wells and fields. These projects include development drilling, production enhancement, operating cost reductions and other types of activities.

The Company also investigates opportunities to purchase interests in properties with existing production. During the last five years, the Company has replaced a significant amount of its production through the purchase of producing properties. These purchases have, in turn, produced additional developmental and enhancement projects.

The Company has conducted international exploration in Russia through its 50% ownership of Symskaya. Symskaya operations were significantly curtailed during 1999 and will be again curtailed in 2000. Further discussion of this venture and other Company activities is found in ITEM 2. PROPERTIES, under the caption PRESENT ACTIVITY.

PRINCIPAL PRODUCTS AND MARKETS

The Company produces crude oil and natural gas. During the last five years, revenues from the sales of these products have accounted for more than 90% of the total revenues of the Company, while remaining revenues have come from other sources, including interest income on invested funds, operating overhead reimbursements, and the sales of various developed and undeveloped properties.

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

The bulk of the Company's natural gas production occurs in Wyoming, California and the Canadian province of Alberta. During 1999, the Company sold all of its gas producing properties that were located in Texas. While the areas where the Company has its major gas reserves are characterized by large reserves of other companies, the Company has historically been able to sell all of its productive capacity, and expects to be able to continue to do so in the near future. The majority of gas sold in Wyoming is marketed under a contract at an index price that changes monthly. The contract is subject to renegotiation on an annual basis. The majority of gas produced by the Company in other geographic areas is sold on the spot market, where prices also vary on a monthly basis.

The Company periodically enters into hedging activities with a portion of its oil production which are intended to support its oil price at targeted levels, to manage the Company's exposure to oil price fluctuations, and to comply with the terms of its credit facility. Further discussion of the Company's hedging activities can be found in Footnote 1 to the financial statements.

SEASONALITY

The Company experiences some seasonality in gas sales revenues. Net sales prices and production tend to rise during the winter months compared to the rest of the year. However, since over 70% of the Company's oil and gas revenues come from the sale of oil, the seasonal impact on total oil and gas sales is not significant.

MAJOR CUSTOMERS

All oil and gas produced in the U.S. or Canada is sold to unaffiliated pipeline, refining or crude oil purchasing companies. These companies may be the operators of the fields where the product is produced, owners of the pipelines which transport the products, or other third-party purchasers. While certain entities purchase more than 10% of the Company's oil and gas production, previous changes in purchasers have not resulted in an interruption of production or transportation, and consequently have not had a material adverse effect on the business of the Company.

COMPETITION

Equity is part of a highly competitive industry composed of many companies that are significantly larger and possess greater resources than the Company. These include major oil companies as well as large independent exploration and production companies. Their size and resources may allow these parties to operate at a greater competitive advantage than Equity.

During 1999, the Company did not experience any competitive factors which impaired its production or sale of oil and gas, nor did it experience significant difficulties in contracting for drilling and related equipment.

GOVERNMENT REGULATION

Drilling activities of the Company are regulated by several governmental agencies in the United States, both federal and state, including the Environmental Protection Agency, Forest Service, Department of Wildlife and Bureau of Land Management, as well as state oil and gas commissions for those states in which the Company has operations. Canadian and Russian operations are subject to similar requirements.

The Company believes that it is currently in compliance with all federal, state and local environmental regulations, both domestically and abroad. Further, the Company does not believe that any current environmental regulations will have a material impact on its capital expenditures or earnings, nor will they result in any competitive disadvantage to the Company.

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

RESERVES

The information found in Footnote 9 to the financial statements concerning proved reserves represents the Company's best estimate of product quantities expected to be produced from its properties based on geologic and engineering data, as well as current economic and operating conditions. The presentation is made in accordance with Securities and Exchange Commission guidelines, and is based on prices and costs in effect on December 31, 1999. No estimates of reserves have been filed with or included in any report to any other federal agency during 1999.

PRODUCTION

The following table sets forth the Company's production, average sales prices and average lifting costs by geographic area for 1999, 1998 and 1997:



                            1999            1998            1997           1999           1998           1997
                             Oil             Oil             Oil            Gas            Gas            Gas
Area                       (Bbls)          (Bbls)          (Bbls)         (MMCF)         (MMCF)         (MMCF)
Production

 Colorado                 298,507         332,230         366,319             76            117            170
 Texas                     18,433          22,291          25,359             85            145            211
 Montana                   19,650          20,434          26,103             28             34             16
 Utah                      13,120          20,658          18,745              -              -              -
 Wyoming                  130,453         131,943          76,190            601            733            660
 North Dakota              96,068          67,906           7,007             55             31              3
 California                     -               -               -            923          1,032            560
 Other                          4               5             442              -              -              -
---------------           ----------      ----------      ----------      ---------      ---------      ---------
 Total U.S.               576,235         595,467         520,165          1,768          2,092          1,620

 Alberta                   74,257          75,015          92,376            245            277            439
 B.C.                      11,898          21,352          23,371             20             69             10
---------------           ----------      ----------      ----------      ---------      ---------      ---------
 Total Canada              86,155          96,367         115,747            265            346            449

Grand Total               662,390         691,834         635,912          2,033          2,438          2,069
===============           ==========      ==========      ==========      =========      =========      =========

Average Price

  U.S.                    $17.44          $12.28          $19.49          $ 2.11         $1.95          $2.21
  Canada                  $17.12          $11.43          $15.36          $ 1.57         $1.15          $1.34
---------------           ----------      ----------      ----------      ---------      ---------      ---------
  Total                   $17.40          $12.16          $18.74          $ 2.04         $1.83          $2.02
===============           ==========      ==========      ==========      =========      =========      =========

Lifting Costs

  U.S.                    $ 6.86          $ 6.11          $ 7.53          $  .83         $ .97          $ .85
  Canada                  $ 4.87          $ 4.48          $ 4.15          $  .40         $ .40          $ .36
---------------           ----------      ----------      ----------      ---------      ---------      ---------
  Total                   $ 6.60          $ 5.88          $ 6.92          $  .77         $ .89          $ .75
===============           ==========      ==========      ==========      =========      =========      =========

PRODUCTIVE WELLS AND ACREAGE

The location and quantity of Equity's productive wells and acreage as of December 31, 1999 are as follows:


 Productive Wells:                           Gross            Net
 -------------------------------------------------------------------
    Oil:
        United States                          679            96.566
        Canada                                 386            12.905
    Gas:
        United States                           64            19.273
        Canada                                   9             1.604
                                             -----           -------
    Total Productive Wells                   1,138           130.348
                                             =====           =======

    Developed Acreage
        United States                      107,788            11,344
        Canada                             127,120             2,946
                                           -------            ------
    Total Developed Acreage                234,908            14,290
                                           =======            ======


UNDEVELOPED LEASEHOLD ACREAGE

The following table sets forth the Company's undeveloped oil and gas leasehold acreage as of December 31, 1999 by geographic area:



                                       Gross                    Net
Area                                  Acreage                 Acreage

Colorado                                 19,369                 11,978
Texas                                     1,280                    586
Montana                                  30,001                  2,967
Utah                                      7,950                    880
Wyoming                                  42,413                 22,359
California                               15,503                  4,074
North Dakota                             15,105                  8,041
                                        -------                 ------
Total U.S.                              131,621                 50,885

Alberta                                  20,697                  3,571
                                        -------                 ------
Total Canada                             20,697                  3,571
                                        -------                 ------

Grand Total                             152,318                 54,456
                                        =======                 ======

Through its 50% ownership in Symskaya, the Company also has an indirect 50% interest in an additional 1,100,000 gross acres in Russia. Further discussion of this venture is found in ITEM 2. PROPERTIES, under the caption PRESENT ACTIVITY, and in Footnotes 6 and 9 to the financial statements.

DRILLING ACTIVITY

During 1999, the Company participated in the drilling of 10 gross wells. Of this total, 5 were completed as producing oil and gas wells and 5 were plugged and abandoned as dry holes.



Gross exploratory wells
drilled:                        Status           1999        1998        1997
-----------------------         ------           ----        ----        ----

     United States              Productive         5          6          13
                                Dry                5          5          12
     Canada                     Productive         -          -           -
                                Dry                -          -           -
Gross development wells
drilled:
-----------------------

     United States              Productive         -          1           5
                                Dry                -          -           -
     Canada                     Productive         -          -           -
                                Dry                -          -           -




Net exploratory wells
drilled:                        Status           1999        1998        1997
-----------------------         ------           ----        ----        ----

     United States              Productive       1.74        2.18        4.21
                                Dry              2.25        2.10        5.99
     Canada                     Productive          -           -           -
                                Dry                 -           -           -
Net development wells
drilled:
-----------------------

     United States              Productive          -         .40        1.74
                                Dry                 -           -           -
     Canada                     Productive          -           -           -
                                Dry                 -           -           -

PRESENT ACTIVITY

ACQUISITIONS/DIVESTITURES:

In December of 1999, the Company acquired the assets of a private Rocky Mountain production company, that included the operating rights and additional working interests in 14 fields in the Big Horn Basin of Wyoming and Montana where Equity already held working interests. After the acquisition, the Company's working interests in the fields range from 21% to 100%. This acquisition, as well as the separate purchase of a 48% operated working interest in a waterflood adjacent to existing production in central Montana, was accomplished through the exchange of non-operated working interests in other properties previously acquired by Equity, plus cash consideration of $585,000. As a result of the acquisitions, Equity's proved reserve position increased by 314,000 barrels of oil equivalent.

The strategic significance of the acquisition is that Equity is now the operator of all of the wells included in the transaction, and has opened a new field office in Cody, Wyoming, which is staffed by a drilling and production manager and seven employees. Furthermore, Equity now operates 50% of its non-Rangely Weber Sand Unit oil production.

The Big Horn Basin properties have significant potential for the development of additional reserves, and the Company now has the operational control required to begin exploitation of these fields through drilling, workovers and operating cost reductions.

The cash component of the Big Horn Basin acquisition was funded principally by the sale of minor non-operated working interests in oil and gas properties in Texas. The Company will continue to evaluate all of our properties outside our core areas of interest as potential candidates for divestiture.

EXPLORATION

In 1999, Equity participated in ten exploratory wells, all in California, five of which were completed as gas wells. Of the ten wells, eight wells were drilled on 3D surveys in the Sacramento Basin, and of those, five were completed as gas wells, for a completion percentage of 62.5%. Five of the eight wells were operated by Equity. The other two California wells were drilled on the Sequoia 3D survey in the San Joaquin Basin, and neither well was successful.

In 2000, the Company's exploration drilling activity will again be focused in California. Present plans call for the drilling of eleven wells on Sacramento Basin 3D projects, five of which will be operated by Equity. One additional well will be drilled on the Sequoia 3D project.

Equity will also initiate two new 3D seismic surveys in 2000, one in the Sacramento Basin, and one in the Williston Basin of North Dakota. The Rancho Colusa 3D survey, located approximately five miles north of the Company's Davis Ranch Survey in the Sacramento Basin will cover 25 square miles and will be operated by Equity. Equity's intent is to sell up to a 50% interest in the project to industry partners. One of the eleven wells scheduled to be drilled in the Sacramento Basin this year is expected to be drilled on this survey.

The second Equity operated 3D survey is a 20 square mile survey to be conducted on acreage that includes the prolific 1998 discovery, the Beaver Creek #24-15. This well had cumulative gross production through year-end 1999 in excess of 560,000 barrels, and continues to flow at a rate of 1,100 barrels of oil and 600 MCF per day. The well has been assigned gross recoverable reserves of 2 million barrels. Equity has a 32.5% working interest in the well and Westport Oil and Gas has the remaining interest.

The 3D survey area includes the Company's 100% owned 3,520 acre Northwest Beaver Creek Prospect. As with the Rancho Colusa survey, the Company is marketing a 50% interest in the Norwest Beaver Creek Prospect to industry partners.

DEVELOPMENT/EXPLOITATION

In addition to the exploratory wells drilled, three of the Company's producing wells were successfully recompleted or reworked during the year. The reworked wells included the Beaver Creek #24- 15 well, where gross oil production increased from 800 barrels per day to its current level of 1,100 barrels per day following an acid stimulation.

The Company also recompleted two wells at its Merlin project in the Sacramento Basin. Gross gas production from the #1-15 Henning and #1-22 Otto Lohse wells increased from 500 Mcf per day to 3,000 Mcf per day. The Company has a 50% working interest in each well. The Merlin survey has produced in excess of 1 billion cubic feet of gas, with current field production of 3,200 Mcf per day from three wells.

The operational control of the Big Horn Basin properties acquired in 1999 should provide development opportunities in 2000 and beyond. The technical evaluation of the opportunities associated with the 14 acquired fields is underway, and the Company expects to initiate the first steps of a coordinated program of development and exploitation by mid-year.

SYMSKAYA EXPLORATION

While awaiting the results from the Averinskaya well being drilled immediately south of Symskaya's license area by the Geological Committee of the Krasnoyarsk Krai, Equity continues to hold its 50% ownership position in Symskaya Exploration Inc. The Averinskaya well has been drilled to a depth of 3,500 meters to test the same formations that were tested in Symskaya's exploratory well, the Lemok #1, and may be deepened to 4,500 meters.

Symskaya was issued a 25 year, 1 million acre License in 1993 to explore for, develop and produce hydrocarbons in the Krasnoyarsk Krai in Russia. We believe that it continues to be in the best interest of our shareholders for Symskaya to hold the License at minimum cost.

Barring major developments from the Averinskaya well and changes in federal and local policies regarding production sharing, further attempts to drill Symskaya's prospect are unlikely, absent additional outside financing. The economy of the Russian Federation is currently in a period of instability. The return to economic stability is dependent to a large extent on the effectiveness of the fiscal measures taken by the government and other actions beyond the Company's control. Russia's current economic environment, coupled with the depression in world oil markets in 1998 and 1999, has made it difficult for Symskaya to attract interested parties in their project.

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

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED MATTERS

The Company's stock is traded on the over-the-counter market and quoted over the NASDAQ National Market System using the symbol EQTY. High and low closing prices for 1999 and 1998 are as follows:



Quarter                                      High                    Low
-------                                      ----                    ---

1999 - 4th                                   1 17/32                1
       3rd                                   1  1/2                 1 1/8
       2nd                                   1  5/8                 1
       1st                                   1 9/16                   29/32

1998 - 4th                                   1 15/16                  21/32
       3rd                                   2 7/16                 1 13/16
       2nd                                   2 13/16                2
       1st                                   3 1/16                 2 1/2


The approximate number of registered stockholders of the Company as of February 24, 2000 is 1,500.

No unregistered equity securities of the registrant have been sold during the period covered by this report.

ITEM 6. SELECTED FINANCIAL DATA

                                  1999           1998            1997            1996           1995
                                  ----           ----            ----            ----           ----

Oil and Gas Sales ........   $ 15,434,537   $ 12,720,876    $ 16,457,048    $ 16,115,125    $ 12,259,739

Other Income .............        334,980        377,282       1,023,037         312,759         457,837

Lease Operating
Costs ....................      5,948,055      6,233,955       5,940,808       5,912,128       5,093,782

Depreciation, Depletion
and Amortization .........      4,072,278      5,029,119       4,675,411       4,292,237       3,843,442

Impairment of
Proved Oil and
Gas Properties ...........        313,751      4,015,158         411,894         237,279       2,471,146

Equity Loss and Impairment
of Investment in Symskaya
Exploration, Inc. ........        169,933        446,758         356,661       9,204,394             -0-

3-D Seismic ..............         35,200        431,075         626,525         757,964         237,604

Exploration
Expense ..................      1,566,521      2,383,163       3,026,550       2,336,405       1,633,612

General and
Administrative ...........      1,743,590      1,914,590       2,048,194       2,030,811       1,908,778

Net Income (loss) ........        403,521     (5,814,884)       (211,156)     (5,502,646)     (1,254,812)

Basic and Diluted
Net Income (Loss)
Per Common Share .........   $        .03   $       (.46)   $       (.02)   $       (.43)   $       (.10)
                             ============   ============    ============    ============    ============

Total Assets .............   $ 46,117,335   $ 47,271,168    $ 53,541,639    $ 50,181,437    $ 53,947,050

Long-Term Debt ...........   $ 15,000,000   $ 16,500,000    $ 13,978,830    $  8,878,830    $  4,918,830


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

OIL AND GAS RESERVES. Estimates of reserve quantities and related future net cash flows are calculated using unescalated year-end oil and gas prices and operating costs, and may be subject to substantial fluctuations based on the prices in effect at the end of each year. The following table sets forth a comparison of year-end reserves, the weighted average prices used in calculating estimated reserve quantities and future net cash flows, pre-tax future net cash flows discounted at 10%, and per barrel of oil equivalent discounted cash flows at the end of 1999, 1998 and 1997 (quantities in thousands, except for pricing and per barrel of oil equivalent amounts):

                                                                                    SEC-10
                        Year-end                      Year-end           SEC-10     pre-tax
                     proved reserves                   prices            pre-tax    values
             Oil(MBBLs)  Gas(MMCF)     BOE*        Oil         Gas       values     per BOE
             ----------  ---------     ----        ---         ---       ------     -------


12/31/99       9,293      16,331      12,015      $22.99      $1.93      $63,366      $5.27

12/31/98       6,193      19,010       9,361      $10.80      $1.95      $25,210      $2.69

12/31/97       8,420      18,909      11,571      $14.99      $2.03      $37,409      $3.23

* - gas converted at 6,000 Mcf per barrel.


Reserve revisions occur when the economic limit of a property is lengthened or shortened due to changes in commodity pricing. The following excerpt from the footnotes to the Company's financial statements shows the effect of changing oil prices on the volume of oil reserves (shown in thousands of barrels):

                                            Year ended December 31,
                                        1999          1998          1997
                                        ----          ----          ----

Proved oil reserves (000's):

Beginning of year                      6,193         8,420         8,369
Revisions of previous estimates        3,442        (1,896)         (555)
Extensions and discoveries                 6           361           202
Acquisition of minerals in place         563             -         1,085
Sales of minerals in place              (249)            -           (45)
Production                              (662)         (692)         (636)
                                       -----         -----         -----
End of year                            9,293         6,193         8,420
                                       =====         =====         =====

The  revisions  of  3,442,000  and   (1,896,000)   barrels  in  1999  and  1998,
respectively, are primarily price-related.

Excluding revisions to previous estimates, the Company's 1999 drilling and acquisition activities, which were curtailed for much of the year, added 663,000 barrels of oil equivalent reserves, 66% of 1999 total oil and gas production.

1998 drilling and acquisition activities, which were also reduced in that year from prior years, added 779,000 barrels of oil equivalent to the Company's proved reserve base, replacing 71% of 1998 production. The Company did not make any producing property acquisitions in 1998. In 1997, the Company added 1.76 million barrels of oil equivalent, equal to 179% of 1997 oil and gas production. Further information concerning the Company's reserve volumes and values can be found in Footnote 9 to the financial statements.

IMPAIRMENT OF PROVED OIL AND GAS PROPERTIES. Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long Lived Assets and for Assets Held for Disposal, requires successful efforts companies to evaluate the recoverability of the carrying costs of their proved oil and gas properties by comparing the expected undiscounted future net revenues from each producing field with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to fair value, which is determined using discounted future net revenues from the producing field.

During 1999, the Company recorded an impairment of proved oil and gas properties of $313,751 ($196,094 net of tax) associated with certain properties that experienced increased operating costs, declining production and other technical problems that reduced their economic reserves.

Primarily as a result of depressed year-end oil prices, the Company recorded proved property impairment charges of $4,015,158 in 1998. During 1997, the Company recorded proved property impairment charges of $411,894.

RESULTS OF OPERATIONS

COMPARISON OF 1999 WITH 1998

OIL AND GAS PRODUCTION AND SALES. Oil and gas sales increased more than 20% in 1999 over 1998 levels. Higher oil and gas prices were offset somewhat by decreases in both oil and gas production. Total revenues increased 20% from 1998 to 1999.

Oil production decreased 4% in 1999, as a number of the Company's high-cost, low-margin oil wells were shut-in during the first several months of the year. Oil production was 662,000 barrels, compared to 692,000 barrels in 1998. Gas production decreased 17% to 2.0 Bcf in 1999 from 2.4 Bcf in 1998. Gas production declined primarily as a result of reduced drilling in California during 1998 and 1999, as well as the sale of the Company's Texas gas properties during the fourth quarter of 1999.

While average year-end oil prices in 1999 were more than double those of year-end 1998, the average price received for the entire year increased a more modest 43%. Higher second half prices were offset by abnormally low prices in the first half of the year. The Company's average oil price for the full year of 1999 was $17.40 compared to $12.16 per barrel realized during 1998. Gas prices were also higher, averaging $2.04 per Mcf in 1999 compared to $1.83 per Mcf in 1998.

LEASE OPERATING COSTS. Lease operating costs decreased 5% over the prior year. Higher per unit costs were offset by reduced volumes. Per unit costs rose as the Company recorded higher value-based production taxes associated with higher oil prices.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A).DD&A per unit charges decreased from $4.58 per BOE in 1998 to $4.07 per BOE in 1999. The primary reason for the per unit decrease was the elimination of approximately $4 million from the Company's depletable base through a property impairment charge in the fourth quarter of 1998. In addition, higher oil prices enabled the Company to record positive reserve revisions, which in turn decreased DD&A rates for many of the Company's oil properties.

IMPAIRMENT OF PROVED OIL AND GAS PROPERTIES. As discussed previously, included in the statement of operations for 1999 and 1998 are non-cash charges for the impairment of proved oil and gas properties in the amount of $313,751 and $4,015,158, respectively.

EQUITY LOSS IN SYMSKAYA EXPLORATION, INCORPORATED. The equity loss in Symskaya Exploration decreased by $276,825 during 1999. As operations continue to be curtailed at the project, Symskaya terminated its only domestic employee, and further reduced administrative expenses in 1999. The 1998 loss included $125,000 of accrued interest income on a senior note between Symskaya and the Company that had been recognized in prior periods. The 1998 amount also included the Company's share of a bottom hole contribution that was not repeated in 1999.

3-D SEISMIC AND EXPLORATION EXPENSES. Lower exploration costs in 1999 resulted from the Company's reduced drilling program. During 1999, the Company incurred approximately $470,000 in dry hole costs compared to approximately $875,000 in 1998. In addition, as a result of the Company's cost cutting measures in 1999, the Company reduced other exploratory geological and administrative costs by 23%.

In 1998, the Company incurred 3-D seismic charges in the amount of $431,000 associated with its Sequoia prospect in California. The Company curtailed its use of 3-D seismic in 1999 in response to low oil prices during the first part of the year.

GENERAL AND ADMINISTRATIVE EXPENSES. The Company cut its general and administrative expenses by $171,000, or 9%, from 1998 levels. In response to abnormally low oil prices in the beginning of 1998, the Company made a concerted effort to reduce overhead costs through staff reductions, lower compensation costs, reduced employee benefits and other costs.

INTEREST AND INCOME TAXES. Lower interest costs in 1999 reflect lower average interest rates on the debt outstanding under the Company's credit facility. The income tax expense (benefits) recorded for both periods reflect the results of operations, as well as various credits available to the Company. Details concerning the components of the tax provision can be found in Footnote 3 to the financial statements.

COMPARISON OF 1998 WITH 1997

OIL AND GAS PRODUCTION AND SALES. Lower oil and gas prices offset higher oil and gas production during 1998, resulting in a 23% drop in oil and gas sales. Gas production of 2.4 Bcf in 1998 was 14% higher than 2.1 Bcf produced in 1997. Oil production of 692,000 barrels was 9% higher than the 636,000 barrels produced in 1997.

Average oil prices for 1998 were 35% lower than those of 1997. The Company's average oil price received for 1998 was $12.16 per barrel, compared to $18.74 per barrel in 1997. Gas prices also dropped by 9%, averaging $1.83 in 1998, compared to $2.02 in 1997. Further details of production and pricing are found in Item 2. PROPERTIES, under the caption PRODUCTION.

OTHER INCOME. During 1997, the Company recorded a gain on the sale of certain oil and gas properties of approximately $325,000. In addition, the Company sold its minority interest in an oil field technology research company. In connection with the sale, the Company recognized a gain of approximately $200,000. There were no corresponding events in 1998.

LEASE OPERATING COSTS. Lease operating costs declined on a per-unit basis in 1998. Costs per BOE during 1998 of $5.68 were 6% lower than costs of $6.06 per BOE during 1997. During much of 1998, the Company shut-in several high-cost, marginally economic wells whose profitability was severely curtailed by low oil prices. Another factor in the decline was a reduction in value-based production taxes. As the majority of the Company's production on a barrel of oil equivalent basis comes from crude oil, the decline in average oil prices in 1998 brought about declines in production taxes.

In addition, operating costs associated with natural gas properties are lower on a BOE basis than for oil producing properties. The Company's ratio of gas to oil production rose in 1998 compared to prior years, and as it did so, per BOE operating costs declined.

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

EQUITY LOSS IN SYMSKAYA EXPLORATION, INCORPORATED. In 1998, Symskaya entered into a bottom hole contribution agreement to support the drilling of an exploratory well being drilled near the southern block of acreage that Symskaya holds as part of its 1.1 million acre exploration, development and production License.

The equity loss in Symskaya increased by approximately $90,000 during 1998. This increase included a write down of approximately $125,000 of accrued interest income on a senior note between Symskaya and the Company that had been recognized in prior periods. In addition, the 1998 increase included the Company's share of the bottom hole contribution. There were no corresponding events in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

Higher oil prices, lower expenses and improved financial results have led to an overall strengthening in the Company's financial position at December 31, 1999. The Company's cash balances increased by 126% from December 31, 1998. Working capital at December 31, 1999 was 76% higher than that at December 31, 1998. The Company's ratio of current assets to current liabilities also improved, reaching
2.40 to 1 at December 31, 1999 compared to 1.76 to 1 at the end of 1998. Cash flow from operating activities more than doubled in 1999, increasing 128% over 1998 levels.

During 1999, the Company cut its capital spending by 33% compared to 1998. The reduction reflected lower first half oil and gas prices, as well as the uncertainty surrounding the futures markets. As oil prices strengthened during the year, the Company increased its capital spending; 57% of total 1999 capital spending occurred in the fourth quarter. The Company's 1999 capital expenditures were partially offset by proceeds from the sale of certain oil and gas properties. The Company sold all of its Texas gas producing properties during 1999.

In September of 1999, the Company announced a new $50 million reducing revolving credit facility with Bank One Texas, N.A. The facility has an initial commitment of $17 million, and replaces a prior facility with HSBC Investment Bank. The maturity date of the facility is September 9, 2002, three years from the date of closing. The new facility has a LIBOR or a prime interest rate option; the average interest rate on debt outstanding at December 31, 1999 was 8.42 percent.

The Company's commitment under its credit facility is subject to a redetermination as of May 1 and November 1 of each year, with estimated future oil and gas prices used in the evaluation determined by the Company's lender. As of December 31, 1999, the Company had $2,000,000 of remaining availability on the facility. The Company is in compliance with all its facility covenants.

During 1998, the Company increased borrowings under its credit facility by $2,521,170, which were used to fund investments in property and equipment and for working capital purposes. Higher revenues and cash flows in 1999 enabled the Company to make principal payments of $1,500,000 on its facility.

As part of the new credit facility, the Company is required to hedge at least 50% but not more than 75% of its daily oil production, at a price not lower than the lowest price used in the bank's price deck, for a period between 12 and 18 months. The Company has 120 days after the closing date to have the hedge or hedges in place. The Company entered into one collar agreement for 12 months effective October 1, 1999, covering 400 barrels per day with a floor at $18.00 per barrel and a ceiling at $25.30 per barrel. The Company entered into a second collar agreement for 12 months effective January 1, 2000, covering 500 barrels per day with a floor at $18.00 per barrel and a ceiling at $27.22 per barrel.

As a result of the hedge entered into effective October 1, 1999, revenues were reduced by $9,784 during 1999. The fair value of this hedge at December 31, 1999 was approximately $(64,000). No hedging transactions occurred in 1998 and 1997.

The Company believes that existing cash balances, cash flow from operating activities, and funds available under the Company's credit facility will provide adequate resources to meet its capital and exploration spending objectives for 2000. The Company has adequate liquidity to maintain its operations as they currently exist.

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

YEAR 2000 REVIEW

The Company has not experienced any disruptions from year 2000 date related computer problems. All of its mission-critical and non- mission-critical systems are functioning properly. In addition, the Company is not aware of any year 2000 problems associated with any of its suppliers, partners, or entities in other business relationships.

FORWARD LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report on Form 10-K. Except for the historical information contained herein, the matters discussed in this annual report contain forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "may," "should" or similar expressions are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward- looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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


ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. The answers to items listed under Item 7(a) are inapplicable or negative.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        Report of Independent Accountants

To the Stockholders and Board of
Directors of Equity Oil Company:

In our opinion, the financial statements as listed in Item 14 (a) of this Form 10-K, present fairly, in all material respects, the financial position of Equity Oil Company (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                    PricewaterhouseCoopers LLP

                                    Salt Lake City, Utah
                                    January 31, 2000

                               EQUITY OIL COMPANY

                                 BALANCE SHEETS
                           December 31, 1999 and 1998



        ASSETS                                                       1999             1998
                                                                     ----             ----

Current assets:
   Cash and cash equivalents ...............................   $   1,006,602    $     444,476
   Accounts receivable .....................................       2,896,558        1,933,686
   Operator advances .......................................         485,803          762,474
   Federal, state and foreign income
     taxes receivable ......................................         221,199          291,597
   Deferred income taxes ...................................          19,632           19,417
   Other current assets ....................................         277,595          318,904
                                                               -------------    -------------
           Total current assets ............................       4,907,389        3,770,554
                                                               -------------    -------------

Property and equipment, at cost (successful efforts method):
   Unproved oil and gas properties .........................       2,388,819        3,003,223
   Proved oil and gas properties:
     Developed leaseholds ..................................      10,265,095        9,994,273
     Intangible drilling costs .............................      64,282,028       64,845,202
     Equipment .............................................      25,671,687       25,731,345
   Other property and equipment ............................         966,997          833,772
                                                               -------------    -------------
                                                                 103,574,626      104,407,815
        Less accumulated depreciation,
           depletion and amortization ......................     (62,800,100)     (61,191,368)
                                                               -------------    -------------
                                                                  40,774,526       43,216,447
                                                               -------------    -------------

Other assets ...............................................         435,420          284,167
                                                               -------------    -------------

           Total assets ....................................   $  46,117,335    $  47,271,168
                                                               =============    =============
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ........................................   $   1,541,834    $   1,675,758
   Accrued liabilities .....................................         177,550          254,576
   Federal, state and foreign income
     taxes payable .........................................         321,981          212,583
                                                               -------------    -------------
           Total current liabilities .......................       2,041,365        2,142,917
                                                               -------------    -------------


Revolving credit facility ..................................      15,000,000       16,500,000
Deferred income taxes ......................................       1,667,648        1,642,700
                                                               -------------    -------------
                                                                  16,667,648       18,142,700
                                                               -------------    -------------

Commitments (Note 6)

Stockholders' equity:
   Common stock, $1 par value:
     Authorized: 25,000,000 shares
     Issued: 12,808,040 shares in 1999
        and 12,794,040 shares in 1998 ......................      12,808,040       12,794,040
   Paid in capital .........................................       3,719,743        3,714,493
   Retained earnings .......................................      11,408,841       11,005,320
                                                               -------------    -------------
                                                                  27,936,624       27,513,853
   Less treasury stock, at cost ............................        (528,302)        (528,302)
                                                               -------------    -------------
                                                                  27,408,322       26,985,551
                                                               -------------    -------------
        Total liabilities and
           stockholders' equity ............................   $  46,117,335    $  47,271,168
                                                               =============    =============


     The accompanying notes are an integral part of the financial statements

                               EQUITY OIL COMPANY
                            STATEMENTS OF OPERATIONS
              for the years ended December 31, 1999, 1998 and 1997


                                                       1999          1998            1997
                                                       ----          ----            ----


Revenues:
    Oil and gas sales .........................   $ 15,434,537   $ 12,720,876    $ 16,457,048
    Other income ..............................        334,980        457,107       1,487,924
                                                  ------------   ------------    ------------
                                                    15,769,517     13,177,983      17,944,972
                                                  ------------   ------------    ------------

Expenses:
    Leasehold operating costs .................      5,948,055      6,233,955       5,940,808
    Depreciation, depletion and amortization ..      4,072,278      5,029,119       4,675,411
    Impairment of proved oil and gas properties        313,751      4,015,158         411,894
    Equity loss in Symskaya Exploration, Inc. .        169,933        446,758         356,661
    Leasehold abandonments ....................         68,965        162,754          86,542
    3-D seismic ...............................         35,200        431,075         626,525
    Exploration ...............................      1,566,521      2,383,163       3,026,550
    General and administrative ................      1,743,590      1,914,590       2,048,194
    Interest, net of interest capitalized
      of $364,637 in 1997 .....................      1,214,600      1,298,061         733,980
                                                  ------------   ------------    ------------
                                                    15,132,893     21,914,633      17,906,565
                                                  ------------   ------------    ------------

         Income (loss) before income taxes ....        636,624     (8,736,650)         38,407

Provision for (benefit from) income taxes .....        233,103     (2,921,766)        249,563
                                                  ------------   ------------    ------------
         Net income (loss) ....................   $    403,521   $ (5,814,884)   $   (211,156)
                                                  ============   ============    ============
Basic and diluted net income (loss)
   per common share ...........................   $        .03   $       (.46)   $       (.02)
                                                  ============   ============    ============
Basic and diluted weighted
   average shares outstanding .................     12,638,377     12,623,041      12,686,211
                                                  ============   ============    ============

     The accompanying notes are an integral part of the financial statements

                                               EQUITY OIL COMPANY
                                             STATEMENT OF CHANGES IN
                                     STOCKHOLDERS' EQUITY for the years ended
                                        December 31, 1999, 1998 and 1997


                                                             Common Stock          Paid in      Retained        Treasury Stock
                                                        Shares         Amount      Capital      Earnings       Shares       Cost
                                                        ------         ------      -------      --------       ------       ----
Balance at January 1, 1997 ......................     12,751,100    $12,751,100   $3,648,333   $17,031,360    29,000   $ (98,653)

Net (loss) ......................................                                                 (211,156)
Treasury stock purchased, $3.17 per share .......                                                            135,600    (429,649)
Common stock issued for services, $2.94 per share         10,000         10,000       19,374
                                                      ----------     ----------    ---------    ----------   -------     -------
Balance at December 31, 1997 ....................     12,761,100     12,761,100    3,667,707    16,820,204   164,600    (528,302)

Net (loss) ......................................                                               (5,814,884)
Common stock issued for services, $2.42 per share         32,940         32,940       46,786
                                                      ----------     ----------    ---------    ----------   -------     -------
Balance at December 31, 1998 ....................     12,794,040     12,794,040    3,714,493    11,005,320   164,600    (528,302)

Net income ......................................                                                  403,521
Common stock issued for services, $1.38 per share         14,000         14,000        5,250
                                                      ----------     ----------    ---------    ----------   -------     -------
Balance at December 31, 1999 ....................     12,808,040    $12,808,040   $3,719,743   $11,408,841   164,600   $(528,302)
                                                      ==========     ==========    =========    ==========   =======     =======


     The accompanying notes are an integral part of the financial statements


                                                EQUITY OIL COMPANY
                                             STATEMENTS OF CASH FLOWS
                                for the years ended December 31, 1999, 1998 and 1997

                                                             1999            1998            1997
                                                             ----            ----            ----
Cash flows from operating activities:
   Net income (loss) ...............................   $    403,521    $ (5,814,884)   $   (211,156)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation, depletion and amortization ....      4,072,278       5,029,119       4,675,411
       Impairment of proved oil and gas properties .        313,751       4,015,158         411,894
       Equity loss in Symskaya Exploration, Inc. ...        169,933         446,758         356,661
       (Gain) loss on property dispositions ........        (12,343)        325,558        (243,423)
       Change in other assets ......................         71,151          89,938         178,622
       Deferred income tax expense (benefit) .......         24,733      (3,209,749)       (701,888)
       Common stock issued for services ............         19,250          79,726          29,374
                                                       ------------    ------------    ------------
                                                          5,062,274         961,624       4,495,495
       Increase (decrease) from changes in:
          Accounts receivable and operator advances        (686,201)        817,827          19,135
          Other current assets .....................         41,309         195,809        (142,012)
          Accounts payable and accrued liabilities .       (210,950)        294,202        (576,853)
          Income taxes payable/receivable ..........        179,796        (344,842)        385,712
                                                       ------------    ------------    ------------
           Net cash provided by operating activities      4,386,228       1,924,620       4,181,477
                                                       ------------    ------------    ------------

Cash flows from investing activities:
   Sale of temporary cash investments ..............           --              --            49,802
   Advances to Symskaya Exploration, Inc. ..........       (169,933)       (319,210)       (356,661)
   Capital expenditures ............................     (2,406,251)     (4,126,630)     (9,547,036)
   Proceeds from sale of oil and gas properties ....        474,486          65,725         592,907
                                                       ------------    ------------    ------------
           Net cash used in investing activities ...     (2,101,698)     (4,380,115)     (9,260,988)
                                                       ------------    ------------    ------------
Cash flows from financing activities:
   Payments on revolving credit facility ...........    (18,000,000)           --              --
   Payment of revolving credit facility fees .......       (222,404)
   Borrowings under revolving credit facility ......     16,500,000       2,521,170       5,100,000
   Purchase of treasury stock ......................           --              --          (429,649)
                                                       ------------    ------------    ------------
           Net cash provided by (used in)
               financing activities ................     (1,722,404)      2,521,170       4,670,351
                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents        562,126          65,675        (409,160)

Cash and cash equivalents at beginning of year .....        444,476         378,801         787,961
                                                       ------------    ------------    ------------
Cash and cash equivalents at end of year ...........   $  1,006,602    $    444,476    $    378,801
                                                       ============    ============    ============


Supplemental  disclosures  of cash flow  information:
 Cash paid during the year
   for:
     Income taxes ..................................   $    148,938    $    495,882     $   701,694
     Interest ......................................   $  1,214,600    $  1,298,061     $   733,980

Supplemental disclosures of non-cash investing activities:
 Non-cash proceeds from oil and gas property exchange  $    366,699    $        --      $       --

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

               The Company annually assesses undeveloped oil and gas properties for impairment. Any impairment recorded represents management's estimate of the decline in realizable value experienced during the year. The costs of proved properties which management determines are not recoverable are written off in the period such determination is made. The net capitalized costs of proved oil and gas properties are measured for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. (See
               Note 2).

               The provision for depreciation, depletion and amortization of proved oil and gas properties is computed using the units of production method, based on proved oil and gas reserves. Estimated dismantlement, restoration and abandonment costs are expected to be offset by estimated residual values of lease and well equipment. Thus, no accrual for such costs has been recorded.


                                    Continued

                               EQUITY OIL COMPANY

1.       Significant Accounting Policies, Continued:

         D.    Concentration of Credit Risk:

               Substantially all of the Company's accounts receivable are within the oil and gas industry, primarily from purchasers of oil and gas (see Note 5). Although diversified within many companies, collectibility is dependent upon the general economic conditions of the industry. The receivables are not collateralized and, to date, the Company has experienced minimal bad debts. The majority of the Company's cash and cash equivalents is held by one financial institution located in Salt Lake City, Utah, and by one financial institution in Calgary, Alberta.

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

         F.    Foreign Operations:

               Operations and investments in Canada have been translated into U.S. dollar equivalents at the average rate of exchange in effect at the transaction date. Foreign exchange gains or losses during 1999, 1998 and 1997 were not material.


                                    Continued

                               EQUITY OIL COMPANY

1.       Significant Accounting Policies, Continued:

         G.    Net Income (Loss) Per Common Share:

               Basic  earnings  per share is computed by dividing the net income
               (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net income (loss) by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options. Options to purchase 1,434,000, 1,203,000 and 1,141,000 shares of common stock at prices ranging from $1.06 to $6.00 per share were outstanding at December 31, 1999, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

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

               Significant estimates with regard to these financial statements include the estimates of proved oil and gas reserve volumes and future dismantlement and abandonment costs used in determining amortization and impairment provisions.

         I.    Hedging:

               The Company enters into futures contracts to hedge the price risks associated with oil and gas sales. The Company defers the impact of changes in the market value of these contracts until such time as the hedged transaction is completed. At that time, the impact of the changes in the fair value of these contracts is recognized in income.

               To qualify as a hedge, the item to be hedged must expose the Company to oil and gas price risk and the hedging instrument must reduce that exposure. Any contracts held or issued that did not meet the requirements of a hedge would be recorded at fair value in the balance sheet and any changes in that fair value recognized in income. If a contract designated as a hedge of price risk is terminated, the associated gain or loss is deferred and recognized in income in the same manner as the hedged item. Also, a contract designated as a hedge of an anticipated transaction that is no longer likely to occur would be recorded at fair value and the associated changes in fair value recognized in income.

                                    Continued

                               EQUITY OIL COMPANY

1.       Significant Accounting Policies, Continued:



               Under the terms of its revolving credit facility, the Company is required to hedge at least 50%, but not more than 75%, of its daily oil production at a price not lower than the lowest price used in the bank's price deck, for a period between 12 and 18 months. The Company had 120 days after the closing date in September 1999 to have the hedge or hedges in place. The Company entered into one collar agreement for 12 months effective October 1, 1999, covering 400 barrels per day with a floor at $18.00 per barrel and a ceiling at $25.30 per barrel. The Company entered into a second collar agreement for 12 months effective January 1, 2000, covering 500 barrels per day with a floor at $18.00 per barrel and a ceiling at $27.22 per barrel.

               As a result of the hedge entered into effective October 1, 1999, revenues were reduced by $9,784 during 1999. The fair value of this hedge at December 31, 1999 was $(64,000). No hedging transactions occurred in 1998 and 1997.

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

         The Company recorded SFAS No. 121 non-cash impairment charges of $313,751, $4,015,158 and $411,894 for 1999, 1998 and 1997,respectively.


                                    Continued

                               EQUITY OIL COMPANY

3.       Income Taxes:

         The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are provided using enacted tax rates applied to the difference between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively.

         The  provision  for  (benefit   from)  income  taxes  consists  of  the
         following:

                                                      1999                 1998                1997
                                                      ----                 ----                ----
         Currently payable (receivable):
           U.S. income taxes (including
              alternative minimum tax)         $       719          $         -         $    18,584
           State income taxes                        5,000                6,500              70,512
           Canadian income taxes                   336,167              208,046             471,064
           Changes in prior years' taxes,
              including taxes due from
               Canadian audit                      (84,050)              73,437             391,291
           Deferred tax benefit                    (24,733)          (3,209,749)           (701,888)
                                                ----------           ----------          ----------
                                               $   233,103          $(2,921,766)        $   249,563
                                                ==========           ==========          ==========



                                    Continued

                               EQUITY OIL COMPANY

         3.   Income Taxes, Continued:

         The components of the net deferred tax liability as of December 31, 1999 and 1998 were as follows:

                                                                               1999           1998
                                                                               ----           ----


Deferred tax assets:
  AMT credit carryforward .............................................   $   312,650    $   311,931
  State income taxes ..................................................         1,849          2,403
  Deferred compensation ...............................................        17,783         17,014
  Geological and geophysical costs ....................................       600,923        645,680
  Accrued interest ....................................................       893,755        660,319
  Foreign tax credit carryforward .....................................       491,862        699,908
  Statutory depletion carryforward ....................................          --           82,287
  Equity loss and impairment of investment
    in Symskaya Exploration, Inc. .....................................     2,844,742      2,781,918
  Net operating loss carryforward .....................................     2,104,119      2,271,216
                                                                          -----------    -----------
                                                                            7,267,683      7,472,676
  Valuation allowance .................................................      (491,862)      (699,908)
                                                                          -----------    -----------
  Total deferred tax asset ............................................     6,775,821      6,772,768
                                                                          -----------    -----------

Deferred tax liabilities:
  Deferred income .....................................................        42,719         39,402
  Property and equipment ..............................................     8,342,487      8,321,804
  Other assets ........................................................        38,631         34,845
                                                                          -----------    -----------
  Total deferred tax liability ........................................     8,423,837      8,396,051
                                                                          -----------    -----------

Net deferred tax liability ............................................   $ 1,648,016    $ 1,623,283
                                                                          ===========    ===========

The net deferred tax liability as of December 31, 1999 and 1998 is reflected in the balance sheet as follows:

  Current deferred tax asset ..........................................   $   (19,632)   $   (19,417)
  Long-term deferred tax liability ....................................     1,667,648      1,642,700
                                                                          -----------    -----------

                                                                          $ 1,648,016    $ 1,623,283
                                                                          ===========    ===========




                                    Continued

                               EQUITY OIL COMPANY

3.       Income Taxes, Continued:

         The provision for (benefit from) income taxes differs from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income (loss) before income taxes for the following reasons:

                                                             1999            1998              1997
                                                             ----            ----              ----

         Federal statutory tax expense (benefit)           $216,452      $(2,970,461)       $ 13,058
         Increase (reduction) in taxes
           resulting from:
              State taxes (net of federal
               benefit)                                       6,733         (255,742)         (5,323)
              Canadian taxes (net of foreign
                 tax credits)                               221,870          208,046         113,882
              Excess allowable percentage
               depletion                                   (124,638)         (54,059)       (162,297)
              Investment tax and other credits                   -                 -         (84,136)
              Changes in prior years' taxes,
                including taxes due from
                 Canadian audit                             (87,314)         150,450         374,379
                                                           --------        ---------        --------

         Provision for (benefit from) income taxes         $233,103      $(2,921,766)       $249,563
                                                           ========        =========        ========


         At December 31, 1999, the Company had approximately $312,650 of alternative minimum tax credit carryforwards which can be carried forward indefinitely, and approximately $491,862 of foreign tax credit carryforwards which begin to expire in 2000. In addition, the Company has approximately $5,817,000 of net operating loss carryforwards which expire in 2018.


                                    Continued

                               EQUITY OIL COMPANY

4.       Stock-Based Compensation Plan:

         At December 31, 1999, the Company had one stock-based compensation plan, which is described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized for options granted to employees under its fixed stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below:


                                                       1999           1998               1997
                                                       ----           ----               ----

         Net income (loss)         As reported       $403,521     $(5,814,884)      $(211,156)
                                   Pro forma         $239,294     $(5,991,191)      $(336,511)

         Net income (loss)
                  per share        As reported           $.03           $(.46)          $(.02)
                                   Pro forma             $.02           $(.47)          $(.03)


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

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997 respectively: expected volatility of 112, 138 and 50 percent, risk-free interest rates of 5.1, 5.5 and 6.3 percent; expected life of 5 years and dividend yield of zero for all three years.

                                    Continued

                               EQUITY OIL COMPANY

4.      Stock-Based Compensation Plan, Continued:


                                                  1999                         1998                          1997
                                     ----------------------------  ---------------------------    --------------------------
                                       Shares    Weighted-Average    Shares   Weighted-Average     Shares   Weighted-Average
Fixed Options                          (000)      Exercise Price     (000)     Exercise Price      (000)     Exercise Price
-------------                        ---------   ----------------  ---------   ---------------    --------   ----------------
Outstanding at beginning of year        1,203          $4.14           1,141         $4.33         1,076           $4.42
Granted                                   323           1.06             150          2.50           121            3.56
Exercised                                   -              -               -             -             -             -
Forfeited                                 (92)          4.08             (88)         3.87           (56)           4.37
                                       ------                         ------                      ------
Outstanding at end of  year             1,434           3.45           1,203          4.14         1,141            4.33
                                       ======                         ======                      ======

Options exercisable at year-end           973                            900                         880
                                       ======                         ======                      ======
Weighted-average fair value of
   options granted during the year                     $ .88                         $2.21                         $1.56

     The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                          Options Outstanding                                    Options Exercisable
                        --------------------------------------------------------         ----------------------------------
                          Number           Weighted-Average                                Number
    Range of            Outstanding            Remaining        Weighted-Average         Exercisable        Weighted-Average
  Exercise Prices       at 12/31/99        Contractual Life      Exercise Price          at 12/31/99          Exercise Price
$1.06 to $1.06             323,000              9.25   years        $1.06                         0             $1.06
$2.50 to $3.56             326,000              6.48                $3.11                   230,000             $3.20
$3.63 to $4.00             269,500              2.96                $3.87                   262,200             $3.88
$4.25 to $5.00             254,000              3.98                $4.55                   254,000             $4.55
$5.13 to $6.00             261,500              4.60                $5.31                   226,700             $5.33
                         ---------              ----                -----                   -------             -----
                         1,434,000              5.66                $3.45                   972,900             $4.23
                         =========              ====                =====                   =======             =====


5.        Geographic Segment Information:

          During 1998, the Company adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position.

          The Company operates in the exploration and production segment of the oil and gas industry. The Company's operations are located in the following geographical areas.

                                             Revenues                                               Long-lived Assets
                                  for the years ended December 31,                                  as of December 31,
                          ------------------------------------------------         -----------------------------------------------

                            1999               1998               1997                 1999               1998             1997
                            ----               ----               ----                 ----               ----             ----
United States             $13,625,811       $11,199,836        $14,150,670         $ 94,104,683       $95,009,887     $104,094,883
Canada                      1,808,726         1,521,040          2,306,378            9,469,943         9,397,928        9,277,008
                          -----------       -----------        -----------         ------------      ------------     ------------
Total                     $15,434,537       $12,720,876        $16,457,048         $103,574,626      $104,407,815     $113,371,891
                          ===========       ===========        ===========         ============      ============     ============






                                    Continued

                               EQUITY OIL COMPANY

5.       Geographic Segment Information, Continued:

         Revenue from a major U.S. oil company accounted for approximately 31 percent of total revenues in 1999, 32 percent of total revenues in 1998 and 38 percent of total revenues in 1997. The Company believes this purchaser could be replaced, if necessary, without a loss in revenue.

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

         The work to be performed and the obligations and rights of Symskaya are set forth in the License and a Production Sharing Agreement (PSA) which is an integral part of the License. Under the License and PSA, Symskaya will provide funding for all exploration and development and will recover these costs from 80% of hydrocarbon production after payment of an 8% royalty. The remaining 20% of any hydrocarbon production, net of royalty, will be shared by Symskaya and the Russian government based on the rate of production. As of December 31, 1999, the Symskaya area had not received approval by the Russian federal government as a production sharing area.

         Minimum expenditures required under the License and PSA total $12,000,000 during the first five years of the License term, which began on November 15, 1993. As of December 31, 1999, Symskaya had satisfied all of the minimum expenditures required.

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

         In 1996, Symskaya plugged and abandoned the Lemok #1 well, and charged all capitalized costs to expense. Subsequent to the plugging of the Lemok #1 well, the Company and Leucadia agreed to suspend interest payments on Symskaya's notes with the Company. The Company has no current plans to fund future exploratory drilling by Symskaya. The Company's 50% share of Symskaya's net loss, excluding losses related to interest payable to the Company, was $169,933, $446,758 and $356,661 in 1999, 1998 and 1997, respectively. The Company's investment in and advances to Symskaya were charged to expense as of December 31, 1996.

7.       Note Payable:

         In September of 1999, the Company obtained a $50 million Reducing Revolving Credit Facility (the Facility), with a commitment of $17 million as of December 31, 1999, which replaced its prior credit facility. The terms of the Facility call for interest payments only, at the lower of prime or LIBOR plus 2.25%, until September 9, 2002, at which time the principal amount becomes due. An unused commitment fee of 1/2% will be charged to the Company based on the average daily unused portion of the Facility. The Facility is collateralized by essentially all oil and gas assets of the Company. As of December 31, 1999, the outstanding balance under the Facility was $15,000,000 at an average interest rate of 8.42%.

         Future maturities on the Facility as of December 31, 1999 are as follows:

                  2000              $         -
                  2001                        -
                  2002               15,000,000
                                     ----------
                                    $15,000,000



                                    Continued

                               EQUITY OIL COMPANY

7.       Note Payable, Continued:

         The Facility contains provisions relating to maintenance of certain financial ratios, as well as restrictions governing its use. Under covenants contained in the Facility, the Company has agreed, among other things, not to advance any proceeds from the Facility to Symskaya, not to pay dividends, and not to merge with or acquire any other company without the prior approval of the bank. As of December 31, 1999, the Company was in compliance with all covenants in the Facility. Facility fees, which are reflected as other assets in the accompanying balance sheet, are being amortized on a straight line basis over 36 months.

8.       Quarterly Financial Data (Unaudited):

         Quarterly financial information for the years ended December 31, 1999 and 1998 is as follows:

1999 Quarter Ended:               December 31    September 30     June 30       March 31
                                  -----------    -----------    -----------    -----------

Net revenues ..................   $ 4,995,330    $ 4,311,235    $ 3,515,233    $ 2,618,352

Gross margin ..................     2,032,571      1,645,306      1,195,995        232,194

Net income (loss) .............       441,743        422,532        111,945       (572,699)

Basic and diluted income (loss)
   per common share ...........   $       .03    $       .03    $       .01    $      (.05)
                                  ===========    ===========    ===========    ===========


1998 Quarter Ended:               December 31    September 30     June 30       March 31
                                  -----------    -----------    -----------    -----------

Net revenues ..................   $ 3,093,918    $ 3,113,521    $ 3,024,311    $ 3,508,460

Gross margin ..................       123,384        301,843        442,379        609,530

Net loss ......................    (3,028,324)    (1,250,826)      (893,728)      (642,006)

Basic and diluted loss
   per common share ...........   $      (.24)   $      (.10)   $      (.07)   $      (.05)
                                  ===========    ===========    ===========    ===========




                                    Continued

                               EQUITY OIL COMPANY

9.      Disclosures About Oil and Gas Producing Activities:

           Capitalized Costs:
                                           United States          Canada              Russia                Total
                                           -------------          ------              ------                -----
        1999:


        Unproved oil and gas
           properties                       $  2,358,084       $    30,735                              $  2,388,819
        Proved oil and gas
           properties                         90,779,602         9,439,208                               100,218,810
                                             -----------        ----------                               -----------
                                              93,137,686         9,469,943                               102,607,629
        Accumulated depreciation,
           depletion and amortization        (55,037,943)       (7,762,157)                              (62,800,100)
                                             -----------        ----------                               -----------

        Net capitalized costs               $ 38,099,743       $ 1,707,786                              $ 39,807,529
                                             ===========        ==========                               ===========
        Symskaya, equity method
           (see Note 6)                                                             $         -
                                                                                     ==========

        1998:

        Unproved oil and gas
           properties                       $  2,969,999        $   33,224                              $  3,003,223
        Proved oil and gas
           properties                         91,206,116         9,364,704                               100,570,820
                                             -----------        ----------                               -----------
                                              94,176,115         9,397,928                               103,574,043
        Accumulated depreciation,
           depletion and amortization        (53,212,301)       (7,453,705)                              (60,666,006)
                                             -----------        ----------                               -----------

        Net capitalized costs               $ 40,963,814        $1,944,223                              $ 42,908,037
                                             ===========        ==========                               ===========
        Symskaya, equity method
           (see Note 6)                                                             $         -
                                                                                     ==========

        1997:

        Unproved oil and gas
           properties                       $  3,471,138        $   33,224                              $  3,504,362
        Proved oil and gas
           properties                         99,863,977         9,243,784                               109,107,761
                                             -----------        ----------                               -----------
                                             103,335,115         9,277,008                               112,612,123
        Accumulated depreciation,
           depletion and amortization        (58,065,779)       (6,292,480)                              (64,358,259)
                                             -----------         ----------                              -----------

        Net capitalized costs               $ 45,269,336        $2,984,528                              $ 48,253,864
                                             ===========         ==========                              ===========
        Symskaya, equity method
           (see Note 6)                                                             $         -
                                                                                     ==========


                                    Continued

                               EQUITY OIL COMPANY

9.      Disclosures About Oil and Gas Producing Activities, Continued:

        Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities:

        1999:                              United States          Canada              Russia                Total
                                           -------------          ------              ------                -----


        Acquisition of properties:
           Proved                            $  946,665                                                 $   946,665
           Unproved                             200,541                                                     200,541
        Exploration costs                     1,863,875         $   30,073                                1,893,948
        Development costs                     1,062,408            110,521                                1,172,929
        Symskaya, equity method                                                      $ 169,933              169,933

        1998:

        Acquisition of properties:
           Proved                                                                                                 -
           Unproved                         $   124,066                                                 $   124,066
        Exploration costs                     4,423,128         $   27,529                                4,450,657
        Development costs                     2,270,849            267,392                                2,538,241
        Symskaya, equity method                                                      $ 446,758              446,758

        1997:

        Acquisition of properties:
           Proved                            $3,226,494                                                 $ 3,226,494
           Unproved                           1,227,117                                                   1,227,117
        Exploration costs                     4,468,531         $   25,103                                4,493,634
        Development costs                     4,169,802             43,125                                4,212,927
        Symskaya, equity method                                                      $ 356,661              356,661



                                    Continued

                               EQUITY OIL COMPANY

9.      Disclosures About Oil and Gas Producing Activities, Continued:

        Results of Operations (Unaudited):

1999:                                                   United States          Canada             Russia            Total

Oil and gas sales                                       $ 13,625,811          $1,808,726                           $15,434,537
Production costs                                          (5,422,811)           (525,244)                           (5,948,055)
Exploration expenses                                      (1,650,413)            (20,273)                           (1,670,686)
Depreciation, depletion and amortization                  (3,761,339)           (310,939)                           (4,072,278)
Impairment of proved
    oil and gas properties                                  (313,751)                  -                              (313,751)
Equity loss in Symskaya Exploration, Inc.                                                      $   (169,933)          (169,933)
                                                          ----------           ---------          ---------         ----------
                                                           2,477,497             952,270           (169,933)         3,259,834
Imputed income tax benefit (expense)                        (677,741)           (423,760)            63,725         (1,037,776)
                                                          ----------           ---------          ---------         ----------
Results of operations from producing activities          $ 1,799,756          $  528,510       $   (106,208)       $ 2,222,058
                                                          ==========          ==========         ==========         ==========

1998:

Oil and gas sales                                       $ 11,199,836          $1,521,040                           $12,720,876
Production costs                                          (5,665,047)           (568,908)                           (6,233,955)
Exploration expenses                                      (2,954,780)            (22,212)                           (2,976,992)
Depreciation, depletion and amortization                  (4,720,913)           (308,206)                           (5,029,119)
Impairment of proved
    oil and gas properties                                (4,015,158)                  -                            (4,015,158)
Equity loss in Symskaya Exploration, Inc.                                                      $   (446,758)          (446,758)
                                                          ----------           ---------          ---------         ----------
                                                          (6,156,062)            621,714           (446,758)        (5,981,106)
Imputed income tax benefit (expense)                       2,308,523            (276,663)           167,534          2,199,394
                                                          ----------           ---------          ---------         ----------
Results of operations from producing activities          $(3,847,539)        $   345,051       $   (279,224)     $  (3,781,712)
                                                          ==========          ==========         ==========         ==========

1997:

Oil and gas sales                                        $14,150,670          $2,306,378                           $16,457,048
Production costs                                          (5,300,909)           (639,899)                           (5,940,808)
Exploration expenses                                      (3,718,531)            (21,086)                           (3,739,617)
Depreciation, depletion and amortization                  (4,385,015)           (290,398)                           (4,675,413)
Impairment of proved
    oil and gas properties                                  (411,894)                  -                              (411,894)
Equity loss in Symskaya Exploration, Inc.                                                       $  (356,661)          (356,661)
                                                          ----------           ---------          ---------         ----------
                                                             334,321           1,354,995           (356,661)         1,332,655
Imputed income tax benefit (expense)                          77,745            (245,790)           133,748            (34,297)
                                                          ----------           ---------          ---------         ----------
Results of operations from producing activities         $    412,066          $1,109,205        $  (222,913)      $  1,298,358
                                                          ==========          ==========         ==========         ==========



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




                                    Continued

                               EQUITY OIL COMPANY

9.             Disclosures About Oil and Gas Producing Activities, Continued:

               Reserves and Future Net Cash Flows (Unaudited):

               Estimates of reserve quantities and related future net cash flows are calculated using unescalated year-end oil and gas prices and operating costs, and may be subject to substantial fluctuations based on the prices in effect at the end of each year. Reserve revisions occur when the economic limit of a property is lengthened or shortened due to changes in commodity pricing. The following table sets forth the weighted average prices used in calculating estimated reserve quantities and future net cash flows at the end of 1999, 1998 and 1997:


                                        United States                Canada                   Total
                                     Oil          Gas          Oil           Gas       Oil            Gas
                                     ---          ---          ---           ---       ---            ---

           December 31, 1999        $23.28        $1.95      $20.40       $1.71      $22.99           $1.93

           December 31, 1998        $10.97        $2.06      $9.92        $1.49      $10.80           $1.95

           December 31, 1997        $15.49        $2.13      $12.35       $1.51      $14.99           $2.03



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






                                    Continued

                               EQUITY OIL COMPANY

9.      Estimates of Proved Oil and Gas Reserves, Continued:

        Reserves and Future Net Cash Flows (Unaudited):

                                                   United States            Canada                Total
        December 31, 1999:                         Oil        Gas        Oil       Gas        Oil        Gas
        ------------------                         ---        ---        ---       ---        ---        ---

Proved developed and undeveloped reserves:
   Beginning of year ........................     5,117     15,411      1,076      3,599      6,193     19,010
   Revisions of previous estimates ..........     3,181        274        261       (841)     3,442       (567)
   Extensions and discoveries ...............         6        529       --         --            6        529
   Acquisition of minerals in place .........       563         34       --         --          563         34
   Sales of minerals in place ...............      (249)      (642)      --         --         (249)      (642)
   Production ...............................      (576)    (1,768)       (86)      (265)      (662)    (2,033)
                                                -------    -------    -------    -------    -------    -------
   End of year ..............................     8,042     13,838      1,251      2,493      9,293     16,331
                                                =======    =======    =======    =======    =======    =======

Proved developed reserves:
   Beginning of year ........................     4,870     12,683      1,076      3,599      5,946     16,282
   End of year ..............................     7,808     13,663      1,017      2,318      8,825     15,981

                                                   United States            Canada                Total
        December 31, 1998:                         Oil        Gas        Oil       Gas        Oil        Gas
        ------------------                         ---        ---        ---       ---        ---        ---
Proved developed and undeveloped reserves:
   Beginning of year ........................     7,168     15,457      1,252      3,452      8,420     18,909
   Revisions of previous estimates ..........    (1,817)      (459)       (79)       494     (1,896)        35
   Extensions and discoveries ...............       361      2,505       --         --          361      2,505
   Production ...............................      (595)    (2,092)       (97)      (347)      (692)    (2,439)
                                                -------    -------    -------    -------    -------    -------
   End of year ..............................     5,117     15,411      1,076      3,599      6,193     19,010
                                                =======    =======    =======    =======    =======    =======

Proved developed reserves:
   Beginning of year ........................     6,972     11,932      1,252      3,452      8,224     15,384
   End of year ..............................     4,870     12,683      1,076      3,599      5,946     16,282

                                                   United States            Canada                Total
        December 31, 1997:                         Oil        Gas        Oil       Gas        Oil        Gas
        ------------------                         ---        ---        ---       ---        ---        ---
Proved developed and undeveloped reserves:
   Beginning of year ........................     7,252     14,910      1,117      2,707      8,369     17,617
   Revisions of previous estimates ..........      (806)      (694)       251      1,194       (555)       500
   Acquisitions of minerals in place ........     1,085        438       --         --        1,085        438
   Extensions and discoveries ...............       202      2,423       --         --          202      2,423
   Sales of minerals in place ...............       (45)      --         --         --          (45)      --
   Production ...............................      (520)    (1,620)      (116)      (449)      (636)    (2,069)
                                                -------    -------    -------    -------    -------    -------
   End of year ..............................     7,168     15,457      1,252      3,452      8,420     18,909
                                                =======    =======    =======    =======    =======    =======

Proved developed reserves:
   Beginning of year ........................     7,219     11,133      1,117      2,707      8,336     13,840
   End of year ..............................     6,972     11,932      1,252      3,452      8,224     15,384


                                    Continued

                               EQUITY OIL COMPANY

9.      Disclosures About Oil and Gas Producing Activities, Continued:

        Standardized  Measure of  Discounted  Future Net Cash Flows and  Changes
        Therein Relating to Proved Oil and Gas Reserves (Unaudited):

                                                         Thousands of Dollars
                                                United States    Canada        Total
1999:                                             ---------    ---------    ---------

Future cash inflows ...........................   $ 215,342    $  27,122    $ 242,464
Future production and development costs .......    (108,395)     (12,147)    (120,542)
                                                  ---------    ---------    ---------
Future net cash flows before income taxes .....     106,947       14,975      121,922
10% annual discount for estimated timing
   of cash flows ..............................     (51,627)      (6,929)     (58,556)
                                                  ---------    ---------    ---------
Standardized measure of discounted future
   net cash flows before income taxes .........      55,320        8,046       63,366
Future income taxes, net of 10% annual discount     (13,951)      (2,629)     (16,580)
                                                  ---------    ---------    ---------
Standardized measure of discounted future
   net cash flows .............................   $  41,369    $   5,417    $  46,786
                                                  =========    =========    =========

1998:

Future cash inflows ...........................   $  88,549    $  15,442    $ 103,991
Future production and development costs .......     (54,825)      (7,811)     (62,636)
                                                  ---------    ---------    ---------
Future net cash flows before income taxes .....      33,724        7,631       41,355
10% annual discount for estimated timing
   of cash flows ..............................     (13,176)      (2,969)     (16,145)
                                                  ---------    ---------    ---------
Standardized measure of discounted future
   net cash flows before income taxes .........      20,548        4,662       25,210
Future income taxes, net of 10% annual discount      (1,479)        (929)      (2,408)
                                                  ---------    ---------    ---------
Standardized measure of discounted future
   net cash flows .............................   $  19,069    $   3,733    $  22,802
                                                  =========    =========    =========

1997:
Future cash inflows ...........................   $ 149,066    $  19,350    $ 168,416
Future production and development costs .......     (93,945)      (8,470)    (102,415)
                                                  ---------    ---------    ---------
Future net cash flows before income taxes .....      55,121       10,880       66,001
10% annual discount for estimated timing
   of cash flows ..............................     (24,778)      (3,814)     (28,592)
                                                  ---------    ---------    ---------
Standardized measure of discounted future
   net cash flows before income taxes .........      30,343        7,066       37,409
Future income taxes, net of 10% annual discount      (6,071)      (2,439)      (8,510)
                                                  ---------    ---------    ---------
Standardized measure of discounted future
   net cash flows .............................   $  24,272    $   4,627    $  28,899
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


         Principal  sources of change in the standardized  measure of discounted future net cash flow are as follows:
                                                        Thousands of Dollars
                                                    1999        1998        1997


Sales and transfers of oil and gas produced,
   net of production costs ...................   $ (9,486)   $ (6,487)   $(10,516)
Net changes in prices and production costs ...     29,172     (10,019)    (45,280)
Extensions and discoveries, less related costs        294       2,098       1,639
Purchases of minerals in place ...............      3,373        --         3,787
Sales of minerals in place ...................       (959)       --          (339)
Changes in estimated future development costs      (3,033)      2,630      (1,447)
Revisions of previous quantity estimates .....     23,747      (4,495)     (1,573)
Accretion of discount ........................      2,521       3,558       7,912
Net change in income taxes ...................    (15,204)      3,315      18,100
Changes in production rates (timing) and other     (6,441)      3,303       1,880
                                                 --------    --------    --------

                                                 $ 23,984    $ (6,097)   $(25,837)
                                                 ========    ========    ========

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF COMPANY

The information contained under the headings Election of Directors and Continuing Directors and Executive Officers contained on pages 2 and 4 in the definitive proxy statement to be filed in connection with the Company's annual meeting on May 10, 2000 is incorporated herein by reference in answer to this item.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained under the heading Executive Compensation on pages 7 through 10 in the definitive proxy statement to be filed in connection with the Company's annual meeting on May 10, 2000 is incorporated herein by reference in answer to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the headings Security Ownership of Management and Voting Securities & Principal Holders Thereof, contained on pages 5 and 12 in the definitive proxy statement to be filed in connection with the Company's annual meeting on May 10, 2000 is incorporated herein by reference in answer to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K:

                                                                     Page:
(a) (1)  Financial Statements:

   Report of Independent Accountants                                  22
   Financial Statements:

     Balance Sheets as of December 31, 1999 and 1998                  23

     Statements of Operations for the years ended
       December 31, 1999, 1998 and 1997                               24

     Statements of Changes in Stockholders' Equity
       for the years ended December 31, 1999, 1998 and 1997           25

     Statements of Cash Flows for the years ended
       December 31, 1999, 1998 and 1997                               26

     Notes to Financial Statements                                    27

    (3) Exhibits

       (3)(i) Restated Articles of Incorporation. Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 1995.

         (ii) Amended By-Laws. Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 1997.

      (10) Material Contracts

         (i) Change in Control Compensation Agreements for Paul M. Dougan, James
             B. Larson, and Clay Newton. Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 1997.

        (ii) Loan agreement between Equity Oil Company and Bank One Texas, N.A. Incorporated by reference from the quarterly report on Form 10-Q for the period ended September 30, 1999.

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

Date:    March 1, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



   Douglas W. Brandrup                       Joseph C. Bennett
-------------------------              ------------------------
         Director                                Director

      March 1, 2000                           March 1, 2000
-------------------------              ------------------------
          Date                                     Date

    William D. Forster                      Philip J. Bernhisel
-------------------------              ------------------------
         Director                                Director

      March 1, 2000                           March 1, 2000
-------------------------              ------------------------
          Date                                     Date

     Randolph G. Abood                       W. Durand Eppler
-------------------------              ------------------------
         Director                                Director

      March 1, 2000                           March 1, 2000
-------------------------              ------------------------
          Date                                     Date

     William P. Hartl
-------------------------
        Director

      March 1, 2000
-------------------------
          Date