Form 10-Q
period 2000-03-31
EQUITY OIL CO
filed 2000-05-12
CIK 33325

UNITED STATES
                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    March 31, 2000
                                                        OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
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

                          ITEM I: Financial Statements


                               EQUITY OIL COMPANY
                             Statements of Operations
               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)

                                                      2000             1999
                                                  ------------     ------------

REVENUES

         Oil and gas sales ..................     $  5,388,023     $  2,610,852
         Other ..............................          750,908           39,158
                                                  ------------     ------------

                                                     6,138,931        2,650,010

EXPENSES

         Operating costs ....................        1,642,923        1,286,158
         Depreciation, depletion and
           amortization .....................        1,025,000        1,100,000
         3D Seismic .........................          191,678             --
         Exploration ........................          437,452          417,678
         General and administrative .........          514,682          428,270
         Interest ...........................          339,446          298,327
                                                  ------------     ------------

                                                     4,151,181        3,530,433

Income (loss) before income taxes ...........        1,987,750         (880,423)

Provision for
         (benefit from) income taxes ........          735,000         (307,724)
                                                  ------------     ------------

NET INCOME (LOSS) ...........................     $  1,252,750     $   (572,699)
                                                  ============     ============

Net income (loss) per share

         Basic ..............................     $        .10     $       (.05)
         Diluted ............................     $        .10     $       (.05)

Weighted average shares outstanding

         Basic ..............................       12,643,440       12,629,440
         Diluted ............................       12,966,440       12,629,440


        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                                  Balance Sheets
                   as of March 31, 2000 and December 31, 1999

                                                  March  31,       December 31,
ASSETS                                              2000              1999
------                                         -------------      -------------
                                                (Unaudited)
Current assets:
  Cash and cash equivalents ..............     $   1,937,659      $   1,006,602
  Accounts and advances receivable .......         3,593,923          3,382,361
  Income taxes receivable ................           290,332            221,199
  Deferred income taxes ..................            19,632             19,632
  Other current assets ...................           361,133            277,595
                                               -------------      -------------
                                                   6,202,679          4,907,389

Property and equipment ...................       103,920,643        103,574,626
Less accumulated depreciation,
 depletion and amortization ..............        63,752,091         62,800,100
                                               -------------      -------------
                                                  40,168,552         40,774,526

Other assets .............................           478,338            435,420
                                               -------------      -------------

TOTAL ASSETS .............................     $  46,849,569      $  46,117,335
                                               =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable .......................     $   1,562,380      $   1,541,834
  Accrued liabilities ....................           134,562            177,550
  Income taxes payable ...................           238,907            321,981
                                               -------------      -------------
                                                   1,935,849          2,041,365

Revolving credit facility ................        14,000,000         15,000,000
Deferred income taxes ....................         2,252,648          1,667,648
                                               -------------      -------------
                                                  16,252,648         16,667,648
Stockholders' Equity:
  Common stock ...........................        12,808,040         12,808,040
  Paid in capital ........................         3,719,743          3,719,743
  Less cost of treasury stock ............          (528,302)          (528,302)
  Retained earnings ......................        12,661,591         11,408,841
                                               -------------      -------------

                                                  28,661,072         27,408,322
                                               -------------      -------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY ...................     $  46,849,569      $  46,117,335
                                               =============      =============


        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                             Statements of Cash Flows
               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)
                                                        2000            1999
                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ............................    $ 1,252,750     $  (572,699)
  Adjustments
     Depreciation, depletion and
       amortization ............................      1,025,000       1,100,000
         (Gain) loss on property sales .........       (505,789)           --
         Change in other assets ................         33,217           3,028
         Equity loss in Symskaya Exploration ...         42,363          43,425
     Change in deferred income taxes ...........        585,000        (308,400)
                                                    -----------     -----------
                                                      2,432,541         265,354
     Increase (decrease) from changes in:
      Accounts and advances receivable .........       (211,562)        407,834
      Other current assets .....................        (83,538)         13,325
      Accounts payable and accrued
         liabilities ...........................        (22,442)       (536,650)
      Income taxes receivable/payable ..........       (152,206)         75,590
                                                    -----------     -----------
  Net cash provided
     by operating activities ...................      1,962,793         225,453
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .........................       (426,535)       (172,831)
  Proceeds from property sales .................        513,298            --
  Change in other assets .......................        (50,000)           --
  Advances to Symskaya Exploration .............        (42,363)        (43,425)
                                                    -----------     -----------

  Net cash used in investing activities ........         (5,600)       (216,256)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payment of credit facility fees ..............        (26,136)           --
  Payments on credit facility ..................     (1,000,000)           --
                                                    -----------     -----------

  Net cash used in
          financing activities .................     (1,026,136)           --
                                                    -----------     -----------

NET INCREASE IN CASH ...........................        931,057           9,197

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD .......................      1,006,602         444,476
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD .............................    $ 1,937,659     $   453,673
                                                    ===========     ===========

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

In the opinion of the Company's management, the financial statements reflect the necessary adjustments, all of which are of a normal and recurring nature, to present fairly the financial position of the Company as of March 31, 2000, and the results of its operations and its cash flows for the three month periods ended March 31, 2000 and 1999.

The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K.

The results for the three month period ended March 31, 2000 are not necessarily indicative of future results.

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

Options to purchase approximately 1,347,000 shares of common stock at prices of $1.06 to $6.00 per share were outstanding during the first three months of 2000, 323,000 of which were included in the computation of diluted net income per share for the period. Options to purchase approximately 1,024,000 shares of common stock at prices of $2.50 to $6.00 per share were outstanding during the first three months of 1999, none of which were included in the computation of net loss per share at March 31, 1999 because the effect would have been antidilutive.

Note 3. Reclassifications

Certain balances in the March 31, 1999 financial statements have been reclassified to conform to the current year presentation. These changes had no effect on the previously reported net loss, total assets, liabilities or stockholders' equity.

                                     PART I

                                     ITEM 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations

RESULTS OF OPERATIONS

         Sharply higher oil prices combined with increased oil production to produce a 106% increase in oil and gas sales for the first quarter of 2000. Total revenues for the period were $6,138,931, compared to $2,650,010 during the first quarter of 1999. The Company recorded net income for the 2000 first quarter of $1,252,750, or $.10 per share. This compares to a net loss for the first quarter of 1999 of $(572,699), or $(.05) per share.

        Oil production in the 2000 first quarter was 170,000 barrels, compared to 154,000 in the same period last year. The increase was attributable to production from low-margin wells that were shut-in during early 1999. Gas production decreased to 450 million cubic feet in 2000 from 550 million cubic feet in 1999. The reduction was due primarily to the Company's reduced drilling program in California during 1999.

        Revenues were decreased by $196,170 in losses associated with the Company's hedging program, which was instituted in 1999 to help manage oil price volatility. The Company has 900 barrels of oil per day hedged under costless collars. The collars have floors of $18.00 per barrel and a weighted average ceiling of $26.37 per barrel. The floor and ceilings are based on the average near month WTI price on the New York Mercantile Exchange (NYMEX).

        After taking into consideration the hedging losses, average crude prices received in the first quarter this year were $25.40 per barrel, compared to $11.29 per barrel received during the same period of 1999. Gas prices also increased in the first quarter of 2000, averaging $2.37 per Mcf, compared to $1.58 per Mcf received during the first quarter of 1999.

         Included in first quarter 2000 revenues was $506,000 in property sales due to the sale of a small, non-core oil property effective February 1, 2000. First quarter revenues also include approximately $100,000 in overhead income associated with the Company's newly operated properties in the Big Horn Basin. This level of overhead income should continue to be recognized each quarter for the forseeable future.

        Higher revenues were offset by higher operating costs, 3D seismic expenses, and administrative costs. Operating costs rose 28% from 1999 levels, as the Company returned its higher-cost, lower-margin oil properties to full production. In addition, higher oil prices resulted in higher value-based production taxes.

        First quarter expenses include the initial costs associated with two new Company operated 3D seismic surveys, one in the Sacramento Basin of California and one in North Dakota. The Company did not participate in any 3D seismic programs during the first quarter of 1999.

        General and administrative expenses increased slightly from 1999 first quarter levels. The increase was due to higher compensation and other administrative expenses. During the low oil price environment of early 1999, the Company froze salaries, reduced employee benefits, and made other compensation reductions. As oil prices have increased, the Company has restored some of these previous reductions. In addition, the Company recorded overhead expenses associated with its new Cody, Wyoming office of approximately $40,000, an amount which should continue to be expensed each quarter for the forseeable future.

        Higher interest costs in 2000 reflect higher interest rates applied to the amount of debt outstanding under the Company's credit facility.

CAPITAL RESOURCES AND LIQUIDITY

         Improved financial results have led to a strengthening in the Company's financial position at March 31, 2000. The Company's cash balances increased by 92% from December 31, 1999. Working capital at March 31, 2000 was 106% higher than that at December 31, 1999. The Company's ratio of current assets to current liabilities also improved, reaching 3.20 to 1 at March 31, 2000, compared to
2.40 to 1 at the end of 1999. Cash flow from operating activities in the first quarter of 2000 increased by more than 700% over 1999 levels.

         Investment in property and equipment for the first three months of 2000 totaled $426,535, a 146% increase from the amount recorded during the corresponding three months of 1999. As a result of severely depressed oil prices in early 1999, and their negative effects on cash flows, the Company reduced its 1999 capital budget to ensure that the bulk of its projects would be funded by discretionary cash flows. Higher cash flows in 2000 will allow the Company to continue to expand its exploration and exploitation activities. The bulk of the Company's drilling should occur during the second through fourth quarters of the year.

         Higher cash flows during the quarter enabled the Company to make further reductions in its long-term debt. Debt outstanding at March 31, 2000 was $14 million, down $1 million from year-end 1999 amounts, reflecting the Company's plan of using excess cash flow to aggressively manage its balance sheet. The Company's commitment under its credit facility is subject to a redetermination as of May 1 and November 1 of each year, with estimated future oil and gas prices used in the evaluation determined by the Company's lender. The Company's current commitment under its credit facility is $17 million. Accordingly, as of March 31, 2000, the Company had $3 million of remaining availability on the facility. The Company is in compliance with all its facility covenants.

         The Company believes that existing cash balances, cash flow from operating activities, and funds available under the Company's credit facility will provide adequate resources to meet its capital and exploration spending objectives for 2000.

OTHER ITEMS

         In June 1998, the Financial Accounting Standards Board released Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities Information." As amended by Statement No. 137 issued in June 1999, this statement, which must be adopted beginning no later than January 1, 2001 for calendar year companies such as the Company, establishes accounting and reporting standards for derivative instruments. The statement requires that an entity recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. The Company is in the process of determining the impact of this statement on its financial statements.

         The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.


FORWARD LOOKING STATEMENTS

         The preceding discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing in the Company's annual report on Form 10-K. Except for the historical information contained herein, the matters discussed in this report contain forward- looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 2le of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "may," "should" or similar expressions are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

                                  EQUITY OIL COMPANY
                                  (Registrant)



DATE:     May 12, 2000                By  /s/ Paul M. Dougan
       ----------------------            ---------------------
                                         Paul M. Dougan, President


DATE:     May 12, 2000                By  /s/ Clay Newton
      -----------------------            ---------------------
                                         Clay Newton, Treasurer
                                         Principal Accounting Officer