Form 10-Q
period 2000-06-30
EQUITY OIL CO
filed 2000-08-04
CIK 33325

FORM 10Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 2000
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

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

                          ITEM I: Financial Statements



                               EQUITY OIL COMPANY
                             Statement of Operations
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                       2000             1999
                                                       ----             ----

REVENUES

         Oil and gas sales ..................     $ 10,791,419     $  6,118,585
         Other ..............................        1,228,520           90,391
                                                  ------------     ------------

                                                    12,019,939        6,208,976

EXPENSES

         Operating costs ....................        3,284,518        2,655,396
         Depreciation, depletion and
           amortization .....................        2,000,000        2,050,000
         3D seismic .........................          530,793             --
         Exploration ........................          871,903          858,710
         General and administrative .........          971,557          918,406
         Interest ...........................          614,567          592,634
                                                  ------------     ------------

                                                     8,273,338        7,075,146


Income (loss) before income taxes ...........        3,746,601         (866,170)

Provision for (benefit from)
          income taxes ......................        1,385,069         (405,416)
                                                  ------------     ------------

NET INCOME (LOSS) ...........................     $  2,361,532     $   (460,754)
                                                  ============     ============


Net income (loss) per share

         Basic ..............................     $        .19     $       (.04)
         Diluted ............................     $        .18     $       (.04)

Weighted average shares outstanding

         Basic ..............................       12,643,440       12,636,671
         Diluted ............................       12,810,911       12,636,671






        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                             Statement of Operations
                For the Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)



                                                       2000             1999
                                                       ----             ----
REVENUES

         Oil and gas sales ..................     $  5,403,396     $  3,507,733
         Other ..............................          477,612           51,233
                                                  ------------     ------------

                                                     5,881,008        3,558,966

EXPENSES

         Operating costs ....................        1,641,595        1,369,238
         Depreciation, depletion and
           amortization .....................          975,000          950,000
         3D seismic .........................          339,115             --
         Exploration ........................          434,451          441,032
         General and administrative .........          456,875          490,136
         Interest ...........................          275,121          294,307
                                                  ------------     ------------

                                                     4,122,157        3,544,713

Income before income taxes ..................        1,758,851           14,253

Provision for (benefit from)
          income taxes ......................          650,069          (97,692)
                                                  ------------     ------------

NET INCOME ..................................     $  1,108,782     $    111,945
                                                  ============     ============


Net income per share

         Basic ..............................     $        .09     $        .01
         Diluted ............................     $        .09     $        .01

Weighted average shares outstanding

         Basic ..............................       12,643,440       12,633,075
         Diluted ............................       12,853,717       12,705,020




        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                                  Balance Sheet
                   as of June 30, 2000, and December 31, 1999
                                   (Unaudited)


                                                   June 30,        December 31,
ASSETS                                               2000              1999
------                                            ----------        -----------

Current assets:
  Cash and cash equivalents ..............     $   2,847,911      $   1,006,602
  Accounts and advances receivable .......         4,045,650          3,382,361
  Income taxes receivable ................           157,446            221,199
  Deferred income taxes ..................            19,632             19,632
  Other current assets ...................            85,035            277,595
                                               -------------      -------------
                                                   7,155,674          4,907,389

Property and equipment ...................       104,857,743        103,574,626
Less accumulated depreciation,
 depletion and amortization ..............        64,725,385         62,800,100
                                                  ----------         ----------
                                                  40,132,358         40,774,526

Other assets .............................           458,554            435,420
                                               -------------      -------------

TOTAL ASSETS .............................     $  47,746,586      $  46,117,335
                                               =============      =============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................     $   1,811,199      $   1,541,834
  Accrued liabilities ....................           106,761            177,550
  Income taxes payable ...................           156,124            321,981
                                               -------------      -------------
                                                   2,074,084          2,041,365

Revolving credit facility ................        13,000,000         15,000,000
Deferred income taxes ....................         2,902,648          1,667,648
                                               -------------      -------------
                                                  15,902,648         16,667,648
Stockholders' Equity:
  Common stock ...........................        12,808,040         12,808,040
  Paid in capital ........................         3,719,743          3,719,743
  Less cost of treasury stock ............          (528,302)          (528,302)
  Retained earnings ......................        13,770,373         11,408,841
                                               -------------      -------------

                                                  29,769,854         27,408,322
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY ...................     $  47,746,586      $  46,117,335
                                               =============      =============



        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                             Statement of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                       2000             1999
                                                    ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .........................     $ 2,361,532      $  (460,754)
   Adjustments
     Depreciation, depletion and
       amortization ..........................       2,000,000        2,050,000
     (Gain) loss on
           property dispositions .............        (504,082)           8,854
     Change in deferred income taxes .........       1,235,000         (396,676)
         Equity loss in
           Symskaya Exploration ..............          82,959          106,206
         Change in other assets ..............          53,001            6,057
         Common stock issued for services ....            --             19,250
                                                   -----------      -----------

   Net cash provided before changes in
      working capital items ..................       5,228,410        1,332,937

   Increase (decrease) from changes in:
       Accounts and advances receivable ......        (663,289)        (311,306)
       Other current assets ..................         192,560           96,288
       Accounts payable and accrued
         liabilities .........................         198,576         (429,189)
       Income taxes receivable/payable .......        (102,103)         145,631
   Net cash provided                               -----------      -----------
     by operating activities .................       4,854,154          834,361
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Symskaya Exploration ..........         (82,959)        (106,206)
   Proceeds from sale of properties ..........         513,298             --
   Change in other assets ....................         (50,000)            --
   Capital expenditures ......................      (1,367,048)        (680,990)
                                                   -----------      -----------
   Net cash used in investing
     activities ..............................        (986,709)        (787,196)
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of credit facility fees ...........         (26,136)            --
   Payments on credit facility ...............      (2,000,000)            --
                                                   -----------      -----------

   Net cash used in
      financing activities ...................      (2,026,136)            --
                                                   -----------      -----------

NET INCREASE IN CASH .........................       1,841,309           47,165

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD ....................       1,006,602          444,476
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD ..........................     $ 2,847,911      $   491,641
                                                   ===========      ===========


        The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

     The accompanying financial statements of Equity Oil Company ("Equity" or "the Company") have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect the adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of its operations for the three and six month periods ended June 30, 2000 and 1999, and its cash flows for the six month periods ended June 30, 2000 and 1999.

     The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K, and the Company's Form 10-Q for the first quarter of 2000.

     The results for the three and six month periods ended June 30, 2000 are not necessarily indicative of future results.

Note 2.  Net Income (Loss) Per Share

     Basic net income  (loss) per share was  computed by dividing the net income
(loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share was computed by dividing the net income (loss) by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options. Dilutive options to purchase approximately 210,000 and 167,000 shares of common stock at prices of $1.06 to $1.71 per share were outstanding during the three and six month periods ending June 30, 2000, respectively, and were included in the computation of diluted net income per share for those periods. Dilutive options to purchase approximately 72,000 shares of common stock at a price of $1.06 per share were outstanding during the three period ending June 30, 1999, and were included in the computation of diluted net income per share for that period. 1,116,000 and 884,000 options outstanding for the three and six months periods ended June 30, 2000 and 1999, respectively, were not included in the computation of diluted net income (loss) per share because the effect would have been antidilutive.

Note 3. Reclassifications

     Certain balances in the June 30, 1999 financial statements have been reclassified to conform to the current year presentation. These changes had no effect on the previously reported net income (loss), total assets, liabilities or stockholders' equity.

                                     PART I

                                     ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION


RESULTS OF OPERATIONS

FINANCIAL RESULTS

     Higher oil and gas prices enabled the Company to report higher net income in both the first six months and second quarter of 2000 compared to the same periods of 1999. During the first six months of 2000, the Company recorded net income of $2,361,532, or $.19 per basic share, compared to a net loss of
$(460,754) during the corresponding period of 1999. Total revenues of $12,019,939 were 94% higher than total revenues of $6,208,976 recorded in the first half of 1999.

     The Company recorded net income in the second quarter of 2000 of $1,108,782, or $.09 per basic share, compared to second quarter 1999 net income of $111,945, or $.01 per share. Second quarter revenues in 2000 of $5,881,008 were 65% higher than the $3,558,966 reported in the second quarter of 1999.

OPERATING RESULTS

     The focus of the Company's exploration efforts continues to be 3D seismic driven projects in the Sacramento Basin of California. A new focus area is the 25 square mile Rancho Colusa prospect in Colusa County, where Equity has 14,000 acres under lease and recently completed a 3D seismic survey. The survey indicates more than twenty Forbes anomalies that may evolve into drillable prospects. The survey is just north of the prolific West Grimes gas field where over 60 BCF of natural gas has been recovered from a six-section area.

     In order to pursue this opportunity aggressively, while minimizing drilling risks and recovering land and seismic costs, the company recently announced that it sold a 45% interest in the survey and leasehold to an industry partner, and has plans to drill up to five wells this year. The two companies entered into a joint operating agreement naming Equity, which retained 55% of the project, as the operator.

     In addition to the activity at the Rancho Colusa project, the Company is using its higher cash flows to expand drilling in other focus areas in the second half of 2000. Including the Rancho Colusa wells, the Company may drill up to 15 wells between July and December. The Company is also planning to begin a 25 square mile 3D shoot in the Beaver Creek area in North Dakota in August, and recently began a multi-well workover program in the Big Horn basin in an effort to enhance production from existing properties.

    The Company has participated in a total of seven wells to date in 2000, six of which are either producing or waiting on completion. Four of the seven wells are located in the Sacramento Basin. Two oil wells, drilled in July, are located at the Company's Cessford prospect in western Canada.

CAPITAL RESOURCES AND LIQUIDITY

     Cash and cash equivalents totaled $2,841,911 as of June 30, 2000, an increase of 183% since year-end 1999. Working capital at June 30, 2000 improved to $5,081,590, compared to $2,866,024 at December 31, 1999. The Company's ratio of current assets to current liabilities likewise improved to 3.45 to 1 at June 30, 2000, compared to 2.40 to 1 at December 31, 1999. Cash provided by operating activities before working capital changes increased by almost 300%, from $1,332,937 in the first six months of 1999 to $5,228,410 recorded during the same period of 2000.

     Investment in property and equipment for the first six months of 2000 totaled $1,367,048, a 101% increase from the amount recorded during the corresponding six months of 1999. Higher oil prices have enabled to Company to increase the size of its 2000 capital program. The bulk of the Company's current year drilling remains to take place during the second half of the year.

     Higher cash flows enabled the Company to make $2,000,000 in principal payments on its credit facility during the first half of 2000, reflecting the Company's plan of using these higher cash flows to aggressively manage its balance sheet. The Company's commitment under its credit facility is subject to a redetermination as of May 1 and November 1 of each year, with estimated future oil and gas prices used in the evaluation determined by the Company's lender. The Company's current commitment under its credit facility is $17 million. Accordingly, as of June 30, 2000, the Company had $4 million of remaining availability on the facility. The Company is in compliance with all of its facility covenants.

     The Company believes that existing cash balances, cash flow from operating activities, and funds available under the Company's credit facility will provide adequate resources to meet its capital and exploration spending objectives for 2000.

COMPARISON OF SECOND QUARTER 2000 WITH SECOND QUARTER 1999

     Higher oil and gas prices, coupled with increased oil production, resulted in a 54% increase in oil and gas sales for the second quarter of 2000. Revenues were also increased by higher overhead income and gains on the sale of securities and property promotions. Total revenues for the period were $5,881,008, compared to $3,558,966 during the same period of 1999.

     Revenues were decreased by $210,316 in the second quarter of 2000 by losses associated with the Company's hedging program, which was instituted in 1999 as part of its bank financing program. The Company has 400 barrels of oil per day hedged under a costless collar, with a floor of $18.00 and a ceiling of $25.30, which will terminate on September 30, 2000. The Company has an additional 500 barrels of oil per day hedged under a second costless collar, with a floor of $18.00 and a ceiling of $27.22. This collar terminates on December 31, 2000. The floor and ceilings are based on the average near month WTI price on the New York Mercantile Exchange (NYMEX).

     After taking into consideration the hedging losses discussed earlier, average oil prices received in the second quarter were $25.03 per barrel, up 62% from $15.50 per barrel in the second quarter of 1999. Gas prices were also up sharply, averaging $3.08 per Mcf in the second quarter of 2000 compared to $1.95 per Mcf in 1999. Oil production increased 4% to 170,000 barrels in 2000 compared to 164,000 barrels during the same period of 1999. Gas production in the 2000 quarter decreased to 380,000 Mcf compared to 475,000 Mcf in the comparable period last year. The reduction was due primarily to the Company's reduced drilling program in California during 1999.

     Total expenses in 2000 increased 16% over 1999 second quarter levels, caused primarily by higher operating costs. Operating costs rose 20% from 1999 levels, as the Company returned its higher-cost, lower-margin oil properties to full production. In addition, higher oil prices resulted in higher value-based production taxes.

     The Company also incurred $339,115 in 3D costs in the second quarter of 2000 while incurring no such costs during the same period of 1999. The 3D costs are associated with the Company's Rancho Colusa survey in the Sacramento Basin and it's Beaver Creek prospect in North Dakota.

     General and administrative expenses decreased 7% from 1999 second quarter levels. Lower interest costs in 2000 reflect the lower amount of debt outstanding under the Company's credit facility.

COMPARISON OF FIRST HALF 2000 WITH FIRST HALF OF 1999

     Higher oil production combined with sharply higher oil prices to produce a 76% increase in oil and gas sales for the first half of 2000. Total revenues for the period were $12,019,939, compared to $6,208,976 during the first six months of 1999.

        Average oil prices received by the Company in the first six months of 2000, net of hedging losses, were $25.22 per barrel, compared to $13.40 per barrel during the same period of 1999. Average gas prices received during the first six months of 2000 were $2.69 per Mcf, which compared to $1.80 per Mcf during the same period of 1999. Through the first six months of 2000, oil production of 340,000 barrels was up from 1999 production of 318,000 barrels. Natural gas production decreased from 1,025,000 Mcf in 1999 to 830,000 Mcf in 2000. The reduction was due primarily to the Company's reduced drilling program in California during 1999.

        Included in first half 2000 revenues was $505,000 in non-recurring property sales recognized in the first quarter of the year. First half revenues also include approximately $200,000 in overhead income associated with the Company's newly operated properties in the Big Horn Basin. This level of overhead income should continue to be recognized on an ongoing basis. The Company also recognized gains on the sale of securities and property promotions. Revenues were decreased by $406,486 in the 2000 first half by losses associated with the Company's hedging program.

        Higher revenues were offset by higher operating costs, 3D seismic expenses, and administrative costs. Operating costs rose 24% from 1999 levels, as the Company returned its higher-cost, lower-margin oil properties to full production. In addition, higher oil prices resulted in higher value-based production taxes.

        First half expenses include costs associated with two new Company operated 3D seismic surveys, one in the Sacramento Basin of California and one in North Dakota. The Company did not participate in any 3D seismic programs during the first half of 1999.

        General and  administrative  expenses increased slightly from 1999 first half levels. The increase was due to higher compensation and other administrative expenses. During the low oil price environment of early 1999, the Company froze salaries, reduced employee benefits, and made other compensation reductions. As oil prices have increased, the Company has restored some of these previous reductions. In addition, the Company recorded overhead expenses associated with its new Cody, Wyoming office of approximately $80,000, an amount which should continue to be recognized on an ongoing basis.

    Higher interest costs in 2000 reflect higher interest rates applied to a reduced amount of debt outstanding under the Company's credit facility.

OTHER ITEMS

     The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

FORWARD LOOKING STATEMENTS

     Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risk of a significant natural disaster, the inability of the Company to ensure against certain risks, the adequacy of its loss reserves, drilling results, fluctuations in commodity prices, the inherent limitations in the inability to estimate oil and gas reserves, changing government regulations, as well as general market conditions, competition and pricing. The Company believes that forward-looking statements made by it are based upon reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate", "anticipate", "expect","predict", "believe" and similar expressions are intended to identify forward-looking statements.

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

Item 4. Submission of Matters to a Vote of Security Holders.


     At the Company's annual meeting, held on May 10, 2000, shareholders were asked to elect Mr. Randolph G. Abood, Mr. William D. Forster, and Mr. William P. Hartl to the staggered board to serve three year terms expiring in 2003, and to approve the Equity Oil Company 2000 Stock Option Plan. Based on the votes received, each director nominee was elected to the board, and the Stock Option Plan was approved. The following votes were recorded for each item.

     ELECTION OF DIRECTORS. Each director nominee received at least 95% of the shares voted at the meeting.

                               Abood         Forster
                               -----         -------

Affirmative votes            9,942,725      9,927,519
Withhold authority             446,524        461,730


                               Hartl
                               -----

Affirmative votes            9,946,580
Withhold authority             442,669


EQUITY OIL COMPANY 2000 STOCK OPTION PLAN

                                    # of votes
                                    ----------

Affirmative votes                    4,718,456

Negative votes                       1,581,037

Abstentions/Not voted                4,089,756





                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EQUITY OIL COMPANY
                                           (Registrant)



DATE:     August 4, 2000             By /s/ Paul M. Dougan
       ----------------------           ---------------------
                                        Paul M. Dougan, President


DATE:     August 4, 2000             By /s/ Clay Newton
       ----------------------           ---------------------
                                        Clay Newton, Treasurer
                                        Principal Accounting Officer