Form 10-Q
period 2000-09-30
EQUITY OIL CO
filed 2000-10-19
CIK 33325

FORM 10Q
                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES  EXCHANGE ACT OF 1934 For the quarterly period ended
                               September 30, 2000
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------   ----------------

Commission file number:              0-610
                      -------------------------------------------

                               EQUITY OIL COMPANY
                               ------------------
             (Exact name of registrant as specified in its charter)

                   COLORADO                           87-0129795
         ------------------------------- ---------------------------------
        (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)         Identification No.)

           Suite 806, #10 West Third South, Salt Lake City, Utah 84101
        ----------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (801) 521-3515
       -----------------------------------------------------------------
               Registrant's telephone number, including area code

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

Yes  X   No
   -----   -----

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares  outstanding of each of the issuer's  classes
of   common   stock,   as   of   the   latest   practicable   date:   12,643,440

                          ITEM I: Financial Statements

                               EQUITY OIL COMPANY
                            Statements of Operations
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                      2000             1999
                                                   ----------        ---------

REVENUES

     Oil and gas sales ......................     $ 16,818,425     $ 10,422,320
     Interest income ........................          130,887           32,543
     Other ..................................        1,295,153          162,149
                                                  ------------     ------------

                                                    18,244,465       10,617,012

EXPENSES

     Operating costs ........................        5,032,304        4,271,325
     Depreciation, depletion and
       amortization .........................        3,000,000        3,100,000
     Equity loss in
           Symskaya Exploration, Inc. .......          101,890          130,203
     3D seismic .............................          590,769           11,702
     Exploration ............................        1,523,754        1,037,755
     General and administrative .............        1,467,340        1,310,126
     Interest ...............................          885,183          911,636
                                                  ------------     ------------
                                                    12,601,240       10,772,747

         Income (loss) before
           income taxes .....................        5,643,225         (155,735)

     Provision for (benefit from)
           income taxes .....................        2,067,666         (117,513)
                                                  ------------     ------------

NET INCOME (LOSS) ...........................     $  3,575,559      $  ( 38,222)
                                                  ============     ============

Net income (loss) per share

         Basic ..............................     $        .28     $       (.00)
         Diluted ............................     $        .28     $       (.00)

Weighted average shares outstanding

         Basic ..............................       12,643,440       12,643,440
         Diluted ............................       12,932,233       12,643,440



        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                            Statements of Operations
             For the Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                        2000             1999
                                                    -----------       ----------

REVENUES

     Oil and gas sales .......................      $ 6,027,006      $ 4,303,735
     Interest income .........................           55,236           13,348
     Other ...................................          142,284           90,953
                                                    -----------      -----------

                                                      6,224,526        4,408,036

EXPENSES

     Operating costs .........................        1,747,786        1,615,929
     Depreciation, depletion and
       amortization ..........................        1,000,000        1,050,000
     Equity loss in
           Symskaya Exploration, Inc. ........           18,931           23,997
     3D seismic ..............................           59,976           11,702
     Exploration .............................          734,810          285,251
     General and administrative ..............          495,783          391,720
     Interest ................................          270,616          319,002
                                                    -----------      -----------

                                                      4,327,902        3,697,601

Net income before income taxes ...............        1,896,624          710,435

Provision for income taxes ...................          682,597          287,903
                                                    -----------      -----------

NET INCOME ...................................      $ 1,214,027      $   422,532
                                                    ===========      ===========

Net income per common share:

     Basic ...................................      $      0.10      $      0.03
     Diluted .................................      $      0.09      $      0.03

Weighted average shares outstanding:

     Basic ...................................       12,643,440       12,638,696
     Diluted .................................       12,860,825       12,673,319








        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                                  Balance Sheet
                 as of September 30, 2000 and December 31, 1999
                                   (Unaudited)



                                               September 30,       December 31,
ASSETS                                                  2000               1999
                                               -------------      -------------

Current assets:
  Cash and cash equivalents ..............     $   2,188,734      $   1,006,602
  Accounts and advances receivable .......         3,966,258          3,382,361
  Income taxes receivable ................           160,264            221,199
  Deferred income taxes ..................            19,632             19,632
  Other current assets ...................            85,035            277,595
                                               -------------      -------------
                                                   6,419,923          4,907,389

Property and equipment ...................       105,304,081        103,574,626
Less accumulated depreciation,
 depletion and amortization ..............        65,719,526         62,800,100
                                               -------------      -------------
                                                  39,584,555         40,774,526
Other assets:

  Other assets ...........................           388,769            435,420
                                               -------------      -------------
                                                     388,769            435,420

TOTAL ASSETS .............................     $  46,393,247      $  46,117,335
                                               =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................     $   2,039,857      $   1,541,834
  Accrued liabilities ....................           119,895            177,550
  Federal, state and foreign
    income taxes payable .................           158,776            321,981
                                               -------------      -------------
                                                   2,318,528          2,041,365

Revolving credit facility ................         9,500,000         15,000,000
Deferred income taxes ....................         3,587,649          1,667,648
                                               -------------      -------------
                                                  13,087,649         16,667,648
Stockholders' equity:
  Common stock ...........................        12,811,040         12,808,040
  Paid in capital ........................         3,719,932          3,719,743
  Less cost of treasury stock ............          (528,302)          (528,302)
  Retained earnings ......................        14,984,400         11,408,841
                                               -------------      -------------

                                                  30,987,070         27,408,322
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY ...................     $  46,393,247      $  46,117,335
                                               =============      =============



        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                             Statement of Cash Flows
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                              2000          1999
                                          -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (loss) .........................   $ 3,575,559    $   (38,222)

   Adjustments:
     Depreciation, depletion and
       amortization ...................     3,000,000      3,100,000
     Loss (gain) on
       property dispositions ..........      (499,965)        29,954
     Equity loss in
           Symskaya Exploration, Inc. .       101,890        130,203
     Change in other assets ...........        72,786         15,224
     Common stock issued for services .          --           19,250
     Change in deferred income taxes ..     1,920,001       (146,428)

   Increase (decrease) from changes in:

     Accounts and advances receivable .      (583,897)      (658,234)
     Other current assets .............       192,560        111,288
     Accounts payable and accrued
       liabilities ....................       440,368     (1,051,941)
     Income taxes receivable/payable ..      (102,269)       213,559
                                          -----------    -----------
   Net cash provided
     by operating activities ..........     8,117,033      1,724,653
                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of properties ...       513,298           --
   Advances to Symskaya Exploration ...      (101,890)      (130,203)
   Capital expenditures ...............    (1,823,362)    (1,196,900)
                                          -----------    -----------
   Net cash used in
       investing activities ...........    (1,411,954)    (1,327,103)
                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payment of loan fees ...............       (26,136)      (180,327)
   Stock option proceeds ..............         3,189           --
   Payments on credit facility ........    (5,500,000)          --
                                          -----------    -----------
   Net cash used in financing
      activities ......................    (5,522,947)      (180,327)
                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH .......     1,182,132        217,223

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD .............     1,006,602        444,476
                                          -----------    -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD ...................   $ 2,188,734    $   661,699
                                          ===========    ===========





        The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  INTERIM FINANCIAL STATEMENTS

     The accompanying financial statements of Equity Oil Company ("Equity " or "the Company ") have not been audited by independent accountants, except for the Balance Sheet as of December 31, 1999. In the opinion of the Company's management, the financial statements reflect the adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations for the three and nine month periods ended September 30, 2000 and 1999, and its cash flows for the nine month periods ended September 30, 2000 and 1999.

     The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K, and the Company's Form 10-Q for the first and second quarters of 2000.

     The results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of future results.

NOTE 2.  NET INCOME (LOSS) PER SHARE

     Basic net income  (loss) per share was  computed by dividing the net income
(loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share was computed by dividing the net income (loss) by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options. Dilutive options to purchase approximately 536,500 shares of common stock at prices of $1.06 to $1.71 per share were outstanding during the three and nine month periods ending September 30, 2000 and were included in the computation of diluted net income per share for those periods. Dilutive options to purchase approximately 318,500 shares of common stock at a price of $1.06 per share were outstanding during the three month period ending September 30, 1999, and were included in the computation of diluted net income per share for that period. Options outstanding for the nine month period ended September 30, 1999 were not included in the computation of diluted net loss per share because the effect would have been antidilutive.

NOTE 3. RECLASSIFICATIONS

     Certain balances in the September 30, 1999 financial statements have been reclassified to conform to the current year presentation. These changes had no effect on the previously reported net income (loss), total assets, liabilities or stockholders' equity.

                                     PART I

                                     ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

RESULTS OF OPERATIONS

FINANCIAL RESULTS

     Higher oil and gas prices during the third quarter of 2000 helped the Company realize its third consecutive quarter of record net income, strengthen its balance sheet, and generate additional cash to fund its future drilling programs. For the quarter ended September 30, 2000, Equity recorded net income of $1,214,027, or $.10 per basic share, compared to net income of $422,532, or $.03 per basic share, in the third quarter of 1999. Revenues in the 2000 third quarter were $ 6,224,526, up 41% from revenues of $4,408,036 in the 1999 third quarter. Cash flow from operating activities in the third quarter of 2000 of $3,262,879 was 266% higher than the third quarter 1999 cash flow of $890,292, enabling the Company to further reduce its long-term debt by $3.5 million.

     Net income for the first nine months of 2000 was $3,575,559, or $.28 per basic share, compared to a net loss of $(38,222), or $.(00) per basic share reported in the first nine months of 1999. Total revenues of $18,244,465 were 72% higher than total revenues of $10,617,012 recorded in the first nine months of 1999. Cash flow from operating activities in the first nine months of 2000 of $8,117,033 was 371% higher than 1999 nine months cash flow of $1,724,653.

OPERATING ACTIVITIES

     A principal focus of the Company's exploration efforts continues to be 3D seismic driven projects in the Sacramento Basin of California. A new focus area is the 25 square mile Rancho Colusa prospect in Colusa County, where Equity has 14,000 acres under lease and recently completed a 3D seismic survey. The survey indicates more than twenty Forbes anomalies, some number of which may evolve into drillable prospects. The survey is just north of the prolific West Grimes gas field where over 60 BCF of natural gas has been recovered from a six-section area.

     In order to pursue this opportunity aggressively, while minimizing drilling risks and recovering land and seismic costs, the company sold a 45% interest in the survey and leasehold to an industry partner, entering into a joint operating agreement naming Equity, which retained 55% of the project, as the operator. The first well at the prospect, drilled in October, was a dry hole. The second well is currently drilling, a third well will spud in mid-November.

     During the first nine months of 2000, the Company and its partners successfully completed all three non-operated wells drilled in the Sacramento Basin. These three wells tested at a combined rate of 5 MMCFD, and are awaiting pipeline hookup, which should occur early in the fourth quarter. Two additional non-operated wells will commence shortly.

     In addition to the activity in the Sacramento Basin, the Company is using its higher cash flows to expand drilling in other focus areas. The Company began shooting a 25 square mile 3D shoot in the Beaver Creek area in North Dakota during September, and is conducting a multi-well workover program in the Big Horn basin in an effort to enhance production from existing properties.

     The Company's workover program in the Big Horn Basin continues to yield positive results. Through September 30, the Company has increased its net oil production by 50 barrels of oil per day.

     The Company also participated in two successful low-cost development wells at its Cessford prospect in western Canada, with an initial combined production rate of approximately 30 net barrels of oil per day. The Company recently committed to four additional wells to be drilled before year-end 2000.

     The Company continues to conduct operations with respect to Symskaya Exploration in a maintenance mode. Drilling operations have resumed at the Averinskaya - 150 well, an exploratory well that is being drilled near the town of Yeniseysk in Eastern Siberia by the regional geological committee. The well is adjacent to the southern block of acreage that Symskaya holds as part of its
1.1 million acre exploration, development and production license. The well is being drilled to evaluate the oil and gas potential of the same geologic section that Symskaya targeted in the drilling of its Lemok No. 1 well on the northern acreage block of its License area. The well has reached its total depth of 4,750 meters, and is currently being logged and tested.

CAPITAL RESOURCES AND LIQUIDITY

     Cash and cash equivalents totaled $2,188,734 as of September 30, 2000, an increase of 117% since year-end 1999. Working capital at September 30, 2000 improved to $4,101,395, compared to $2,866,024 at December 31, 1999. The Company's ratio of current assets to current liabilities improved to 2.77 to 1 at September 30, 2000, compared to 2.40 to 1 at December 31, 1999.

     These improvements in cash balances and working capital come despite the fact that the Company has reduced its outstanding debt by $5.5 million during 2000 to $9.5 million at September 30, 2000. Higher cash flows have enabled the Company to aggressively manage its balance sheet. Cash provided by operating activities before working capital changes increased by almost 375%, from $1,724,653 in the first nine months of 1999 to $8,172,033 recorded during the same period of 2000.

     The Company's commitment under its credit facility is subject to a redetermination as of May 1 and November 1 of each year, with estimated future oil and gas prices used in the evaluation determined by the Company's lender. The Company's current commitment under its credit facility is $17 million. Accordingly, as of September 30, 2000, the Company had $7.5 million of availability on the facility. The Company is in compliance with all of its facility covenants.

     Investment in property and equipment for the first nine months of 2000 totaled $1,823,362, a 52% increase from the amount recorded during the corresponding nine months of 1999. Higher cash flows have enabled the Company to increase the size of its 2000 drilling and workover programs.

     The Company believes that existing cash balances, cash flow from operating activities, and funds available under the Company's credit facility will provide adequate resources to meet its capital and exploration spending objectives for 2000.

COMPARISON OF THIRD QUARTER 2000 WITH THIRD QUARTER 1999

     Higher oil and gas prices, coupled with increased oil production, resulted in a 40% increase in oil and gas sales for the third quarter of 2000. Revenues were also increased by higher interest and overhead income. Total revenues for the period were $6,224,526, compared to $4,408,036 during the same period of 1999.

     Revenues were reduced by $426,076 in the third quarter of 2000 by costs associated with the Company's hedging program, which was instituted in 1999 as a requirement of its bank financing program. The Company had 400 barrels of oil per day hedged under a costless collar, with a floor of $18.00 and a ceiling of $25.30, which terminated on September 30, 2000; the Company has no current plans to replace this hedge. The Company has an additional 500 barrels of oil per day hedged under a second costless collar, with a floor of $18.00 and a ceiling of $27.22. This collar terminates on December 31, 2000. The floor and ceilings are based on the average near month WTI price on the New York Mercantile Exchange (NYMEX).

     After taking into consideration the hedging costs discussed above, average oil prices received in the third quarter were $28.34 per barrel, up 49% from $19.04 per barrel in the third quarter of 1999. Gas prices were also up sharply, averaging $3.84 per Mcf in the third quarter of 2000 compared to $2.29 per Mcf in 1999. Oil production increased 2% to 165,000 barrels in 2000 compared to 162,000 barrels during the same period of 1999. Gas production in the 2000 quarter decreased to 370,000 Mcf compared to 530,000 Mcf in the comparable period last year. The reduction in gas production was due in part to the Company's reduced drilling program in California during 1999. In addition, due to some unexpected lengthy repair work on a 14 mile section of a PG&E main line, the Company had approximately 1 MMCFD shut-in for most of the third quarter of 2000. This production should recommence shortly.

     Total expenses in 2000 increased 17% over 1999 third quarter levels, caused by higher operating, exploration, and overhead costs. Operating costs rose 8% from 1999 levels, primarily as a result of higher value-based production taxes resulting from hgher oil and gas prices.

     Higher dry holes costs associated with the Company's expanded drilling program in 2000 drove the increase in exploration costs. General and administrative expenses increased 27% from 1999 third quarter levels due to higher compensation, shareholder, and employee relocation costs associated with opening the Cody, Wyoming office.

     Lower interest costs in 2000 reflect the lower amount of debt outstanding under the Company's credit facility.

COMPARISON OF FIRST NINE MONTHS OF 2000 WITH FIRST NINE MONTHS OF 1999

     Higher oil production, combined with sharply higher oil prices, produced a 61% increase in oil and gas sales for the first nine months of 2000. Total revenues for the period were $18,244,465, compared to $10,617,012 during the first nine months of 1999.

     Average oil prices received by the Company in the first nine months of 2000, net of hedging costs of $835,562, were $26.10 per barrel, compared to $15.36 per barrel during the same period of 1999. Average gas prices received during the first nine months of 2000 were $3.07 per Mcf, which compared to $2.00 per Mcf during the same period of 1999. Through the first nine months of 2000, oil production of 505,000 barrels was up from 1999 production of 480,000 barrels. Natural gas production decreased from 1,550,000 Mcf in 1999 to 1,200,000 Mcf in 2000 for reasons discussed previously.

     Included in the 2000 nine month revenues is $505,000 in non- recurring property sales recognized in the first quarter of the year. Revenues also include approximately $300,000 in overhead income associated with the Company's newly operated properties in the Big Horn Basin. This level of overhead income should continue to be recognized on an ongoing basis. The Company also recognized gains on the sale of securities and revenue from property promotions.

     Higher revenues were offset by higher operating costs, 3D seismic expenses, exploration costs, and administrative costs. Operating costs rose 18% from 1999 levels, as the Company returned its higher-cost, lower-margin oil properties to full production. In addition, higher oil prices resulted in higher value-based production taxes.

     Expenses in the first nine months of 2000 include costs associated with two new Company operated 3D seismic surveys, one in the Sacramento Basin of California and one in North Dakota. The Company did not participate in any 3D seismic programs of significance during the first nine months of 1999.

     Exploration costs rose as the Company's increased drilling program produced higher dry hole costs. Through the first nine months of 2000, the Company incurred $455,000 in dry hole costs compared to $175,000 incurred during the same period of 1999.

     General and administrative expenses increased 12% from 1999 levels. The increase was due to higher compensation, employee relocation, and shareholder expenses. During the low oil price environment of early 1999, the Company froze salaries, reduced employee benefits, and made other compensation reductions. As oil prices have increased, the Company has restored some of these previous reductions. In addition, the Company recorded overhead expenses associated with its new Cody, Wyoming office of approximately $120,000, an amount which should continue to be recognized on an ongoing basis.

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

     Important factors that may effect future results include, but are not limited to: the risk of a significant natural disaster, the inability of the Company to insure against certain risks, fluctuations in commodity prices, drilling results, the inherent limitations in the ability to estimate oil and gas reserves, changing government regulations, as well as general market conditions, competition and pricing, and other risks detailed from time to time in the Company's SEC reports, copies of which are available upon request from the Company's investor relations department.

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

                                        EQUITY OIL COMPANY
                                           (Registrant)



DATE:      October 19, 2000            By /s/ Paul M. Dougan
       -----------------------           ---------------------
                                         Paul M. Dougan
                                         President


DATE:      October 19, 2000            By /s/ Clay Newton
       -----------------------           ---------------------
                                         Clay Newton
                                         Chief Financial Officer