Form 10-K
period 2000-12-31
EQUITY OIL CO
filed 2001-02-21
CIK 33325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
    (Mark One)
                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the fiscal year ended December 31, 2000

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

       Registrant's telephone number, including area code: (801) 521-3515

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class          Name of each exchange on which registered
     -------------------          -----------------------------------------

          None                                         None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock (par value, $1 per share)
                                [Title of class]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of February 13, 2001, 12,654,612 common shares were outstanding, and the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $49,300,000.

                       Documents Incorporated by Reference

     1. Definitive proxy statement to be filed in connection with Issuer's Annual Stockholders' Meeting to be held on May 9, 2001 and more particularly the information contained on pages 2 through 6 are incorporated by reference into
Part III of this report.

                                     PART I
ITEM 1. BUSINESS

GENERAL

     Equity Oil Company ("Equity" or "the Company") was originally incorporated in the state of Utah in 1923. In 1958, it was merged into its subsidiary, Weber Oil Company, a Colorado corporation. The surviving company adopted the name Equity Oil Company.

     Equity is an independent oil and gas exploration and production company, currently conducting its business in seven states and two Canadian provinces. Equity is also a 50% shareholder in Symskaya Exploration, Inc., a Texas corporation (Symskaya) which is licensed to operate in Russia. Headquartered in Salt Lake City, Utah, the Company maintains an exploration office in Denver, Colorado, and field offices in Cody, Wyoming and Vernal, Utah. The Company has 23 full-time employees.

     The executive office in Salt Lake City is responsible for conducting all administrative functions of the Company, including strategic planning, direction of exploration and development activities, shareholder relations, and financial and legal activities.

     The  Company's   exploration  office  in  Denver  is  responsible  for  the generation and review of exploration prospects, and participates in the planning, where necessary, to drill the prospects. These include prospects developed in-house, as well as those presented by independent third parties.

     All operated production activities of the Company are coordinated through the Company's field office in Cody, Wyoming. The office was opened on January 1, 2000, as a result of a property exchange in the Big Horn Basin of Wyoming and Montana. Further information concerning the exchange can be found in Item 2. PROPERTIES, under the caption PRESENT ACTIVITY.

BUSINESS STRATEGY

     The Company's business strategy is to enhance shareholder value by increasing the net asset value of the Company through the growth of its oil and gas reserves and production base. This is accomplished through a balanced program of focused exploration drilling, development drilling, the exploitation of existing reserves and the acquisition of proved oil and gas reserves. These activities are conducted in a limited number of core geographic areas. Each project in this program is independently evaluated to ensure that the estimated rate of return from the project is commensurate with the risk associated with the individual project.

     The Company is continuing to refine its geographic focus, concentrating on areas where its technical staff has the necessary skill and expertise to compete successfully. The Company's core areas include the Rocky Mountains, the Sacramento Basin of Northern California, and Alberta, Canada. In addition, the Company has other non-core production located in Texas.


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

     The Company also investigates opportunities to purchase interests in properties with existing production. During the last five years, the Company has replaced a significant amount of its production through the purchase of producing properties. These purchases have, in turn, produced additional developmental and enhancement projects, as well as numerous operating efficiencies.

     The Company has conducted international exploration in Russia through its 50% ownership of Symskaya. Symskaya's operations during 2000 were limited primarily to maintaining its license. Similar operations will be conducted in 2001. Further discussion of this venture and other Company activities is found in ITEM 2. PROPERTIES, under the caption PRESENT ACTIVITY.

PRINCIPAL PRODUCTS AND MARKETS

     The Company produces crude oil and natural gas. During the last five years, revenues from the sales of these products have accounted for more than 90% of the total revenues of the Company. Remaining revenues have come from other sources, including interest income on invested funds, operating overhead reimbursements, and the sales of various developed and undeveloped properties.

     The majority of the Company's oil production occurs in Colorado, other Rocky Mountain states, and the Canadian provinces of Alberta and British Columbia. The Company's crude oil production is sold under short-term contracts at current posted prices for each geographic area, less applicable quality adjustments, plus negotiated bonuses. Prices are set by oil purchasers, and, while their methods of determining prices are not within the control of the Company, it is assumed they are influenced by regional, national and international factors relating to oil supply and demand (see discussion under MAJOR CUSTOMERS).

     The bulk of the Company's natural gas production occurs in Wyoming, California and the Canadian province of Alberta. During 1999, the Company sold all of its gas producing properties that were located in Texas. While the areas where the Company has its major gas reserves are characterized by large reserves of other companies, the Company has historically been able to sell all of its productive capacity, and expects to be able to continue to do so in the near future. The majority of gas sold is marketed under contracts at index prices that change monthly. The contracts are subject to renegotiation on an annual basis.

     The Company periodically enters into hedging activities with a portion of its oil production which are intended to comply with the terms of its credit facility, to support its oil price at targeted levels, and to manage the Company's exposure to oil price fluctuations. Further discussion of the Company's hedging activities can be found in Footnote 1 to the financial statements.

SEASONALITY

     The Company experiences some seasonality in gas sales revenues. Net gas sales prices and production tend to rise during the winter months compared to the rest of the year. However, since over 70% of the Company's oil and gas revenues come from the sale of oil, the seasonal impact on total oil and gas sales is not significant.

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

COMPETITION

     Equity is part of a highly competitive industry composed of many companies that are significantly larger and possess greater resources than the Company. These include major oil companies as well as large independent exploration and production companies. Their size and resources may allow these parties to operate at a greater competitive advantage than Equity. During 2000, the Company did not experience any competitive factors which impaired its production or sale of oil and gas, nor did it experience significant difficulties in contracting for drilling and related equipment.

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

     The Company owns a 50% interest in Symskaya, which is licensed to operate in Russia. Further discussion of this venture is found in ITEM 2. PROPERTIES, under the caption PRESENT ACTIVITY, and in Footnotes 6 and 9 in the financial statements.

ITEM 2. PROPERTIES

     The principal properties of the Company consist of developed and undeveloped oil and gas leasehold interests. Developed leases are comprised of properties with existing production, where lease terms continue as long as oil and/or gas is produced. Undeveloped leases include unproven acreage on both public and private lands. The leases have set terms and terminate at the time specified in each lease unless oil and/or gas in commercial quantities are discovered prior to that time.

     The Company also has a fee interest in 6,996 net acres of oil shale lands in Colorado. These properties have not generated significant revenue for the Company.

RESERVES

     The information found in Footnote 9 to the financial statements concerning proved reserves represents the Company's best estimate of product quantities expected to be produced from its properties based on geologic and engineering data, as well as current economic and operating conditions. The presentation is made in accordance with Securities and Exchange Commission guidelines, and is based on prices and costs in effect on December 31, 2000. No estimates of reserves have been filed with or included in any report to any other federal agency during 2000.

PRODUCTION

     The following table sets forth the Company's production, average sales prices and average lifting costs by geographic area for 2000, 1999 and 1998:



                                             2000       1999      1998      2000      1999      1998
                                             Oil        Oil       Oil       Gas       Gas       Gas
Area                                        (Bbls)     (Bbls)    (Bbls)    (MMCF)    (MMCF)    (MMCF)
----------------------------------------   -------    -------   -------   -------   -------   -------
Production
 Colorado ..............................   272,855    298,507   332,230        76        76       117
 Texas .................................    13,879     18,433    22,291      --          85       145
 Montana ...............................    21,590     19,650    20,434        32        28        34
 Utah ..................................    18,194     13,120    20,658      --        --        --
 Wyoming ...............................   174,556    130,453   131,943       557       601       733
 North Dakota ..........................    92,744     96,068    67,906        64        55        31
 California ............................      --         --        --         732       923     1,032
 Other .................................      --            4         5      --        --        --
                                           -------    -------   -------   -------   -------   -------
 Total U.S. ............................   593,818    576,235   595,467     1,461     1,768     2,092

 Alberta ...............................    61,732     74,257    75,015       186       245       277
 B.C ...................................    10,300     11,898    21,352        14        20        69
                                           -------    -------   -------   -------   -------   -------
 Total Canada ..........................    72,032     86,155    96,367       200       265       346

Grand Total ............................   665,850    662,390   691,834     1,661     2,033     2,438
                                           =======    =======   =======   =======   =======   =======

Average Price

  U.S ..................................   $ 26.55*   $ 17.44   $ 12.28   $  4.02   $  2.11   $  1.95
  Canada ...............................   $ 26.29    $ 17.12   $ 11.43   $  3.51   $  1.57   $  1.15
                                           -------    -------   -------   -------   -------   -------
  Total                                    $ 26.52    $ 17.40   $ 12.16   $  3.96   $  2.04   $  1.83
                                           =======    =======   =======   =======   =======   =======

Lifting Costs
  U.S ..................................   $  7.51    $  6.86   $  6.11   $  1.14   $   .83   $   .97
  Canada ...............................   $  6.12    $  4.87   $  4.48   $   .82   $   .40   $   .40
                                           -------    -------   -------   -------   -------   -------
  Total                                    $  7.36    $  6.60   $  5.88   $  1.10   $   .77   $   .89
                                           =======    =======   =======   =======   =======   =======

* -includes the effect of hedging costs.


PRODUCTIVE WELLS AND ACREAGE

The location and quantity of Equity's productive wells and acreage as of December 31, 2000 are as follows:


 Productive Wells:                      Gross            Net
 -----------------                      -----            ---
    Oil:
        United States                     646            86.621
        Canada                            333            14.666
    Gas:
        United States                      67            20.332
        Canada                              7             1.576
                                      -------           -------
    Total Productive Wells              1,053           123.195
                                      =======           =======

    Developed Acreage
        United States                 112,960            12,423
        Canada                        126,440             2,701
                                      -------           -------
    Total Developed Acreage           239,400            15,124
                                      =======           =======

UNDEVELOPED LEASEHOLD ACREAGE

     The following table sets forth the Company's undeveloped oil and gas leasehold acreage as of December 31, 2000 by geographic area:



                                         Gross                    Net
Area                                    Acreage                 Acreage
----                                    -------                 -------
Colorado                                 18,561                 13,719
Texas                                     2,157                    331
Montana                                  22,271                  5,748
Utah                                     26,451                 11,927
Wyoming                                  43,015                 17,041
California                               23,537                 10,642
North Dakota                             14,451                  5,742
                                        -------                 ------
Total U.S.                              150,443                 65,150
                                        -------                 ------
Alberta                                  12,595                  4,317
                                        -------                 ------
Total Canada                             12,595                  4,317
                                        -------                 ------
Grand Total                             163,038                 69,467
                                        =======                 ======


     Through its 50% ownership in Symskaya, the Company also has an indirect 50% interest in an additional 1,100,000 gross acres in Russia. Further discussion of this venture is found in ITEM 2. PROPERTIES, under the caption PRESENT ACTIVITY, and in Footnotes 6 and 9 to the financial statements.

DRILLING ACTIVITY

     During 2000, the Company participated in the drilling of 18 gross wells. Of this total, 12 were completed as producing oil and gas wells and 6 were plugged and abandoned as dry holes. In addition one well was in process at year-end 2000.



Gross exploratory wells
drilled:                      Status            2000         1999        1998
-----------------------       ------            ----         ----        ----

     United States            Productive         3             5           6
                              Dry                6             5           5
     Canada                   Productive         -             -           -
                              Dry                -             -           -
Gross development wells
drilled:
-----------------------
     United States            Productive         1             -           1
                              Dry                -             -           -
     Canada                   Productive         8             -           -
                              Dry                -             -           -



Net exploratory wells
drilled:                      Status            2000         1999        1998
---------------------         ------            ----         ----        ----

     United States            Productive         .75         1.74        2.18
                              Dry               3.35         2.25        2.10
     Canada                   Productive           -            -           -
                              Dry                  -            -           -
Net development wells
drilled:
-----------------------
     United States            Productive         .30            -         .40
                              Dry                  -            -           -
     Canada                   Productive        3.19            -           -
                              Dry                  -            -           -

PRESENT ACTIVITY

ACQUISITIONS/DIVESTITURES:

     In early January of 2001, the Company agreed to purchase a 100% working interest in several producing oil wells in Utah. The wells are located adjacent to the Company's Ashley Valley field, where the Company discovered the first commercial oil well in Utah in 1948, and is still actively producing oil. The proximity of the wells to existing production will allow the Company to take advantage of operating efficiencies.

     The acquired wells have estimated recoverable reserves of approximately 250,000 barrels of oil at a total acquisition cost to the Company of $610,000. While the effective date of this acquisition was December 1, 2000, no reserves are included in year- end 2000 figures as the acquisition was closed in 2001.

     In addition, the Company acquired a small, producing property adjacent to one of its Big Horn Basin properties during 2000. The Company is likewise attempting to take advantage of its new operated production office in Cody, Wyoming, by identifying and acquiring other properties that fit with its current production base.

EXPLORATION

     While all 2000 exploration drilling took place in California, important progress was made in developing new exploration projects in the Rocky Mountains for 2001 and beyond. The Company recently completed a 20 square mile 3-D seismic survey in North Dakota, which includes the prolific Beaver Creek #24-15 well completed in the Nisku formation in 1998. At year-end 2000, this well has recorded cumulative gross production of 906,000 barrels, while maintaining a flow rate of 700 barrels and 440 mcf per day. The objective of the survey was to identify possible drill sites on the 3,520 acre Northwest Beaver Creek prospect which are similar to the #24-15 well. The Company's 2001 budget includes funds for three new exploratory wells in this area.

     Significant progress was also made in assembling the acreage for two new oil exploration projects in Utah. Initial test wells on both projects are scheduled for the first half of 2001.

     During 2000, the Company completed a 25 square mile 3-D survey at its Rancho Colusa prospect in the Sacramento Basin. With a 55% working interest, the Company drilled three test wells, all of which were dry holes. In response to these results, the Company has assigned its working interest in the project to its partner to avoid the payment of $150,000 in rental payments in 2001. The Company also drilled two dry holes at its Davis Ranch prospect.

     The Company and its partners successfully completed two non- operated wells in the Sacramento Basin. One additional re-entry project was also successful, and one well was in process at year-end.

     As a result of the dry holes at Rancho Colusa and Davis Ranch, the Company is reevaluating its strategy of exploring in less mature areas of the Sacramento Basin. The Company is currently planning to shift the bulk of its exploration spending to the Rocky Mountains. Consequently, drilling will continue at a slower pace in California, while the Company and its partners drill the remaining prospective locations on existing surveys. 2001 plans contemplate four to eight new wells and several recompletions on existing wells in new zones, capitalizing on the multiple anomaly feature of many wells in the area.


DEVELOPMENT/EXPLOITATION

     Using data obtained from a 3-D seismic survey shot in 1998, the Company successfully drilled six low-cost development wells at its Cessford field in western Alberta, Canada. The survey enabled the Company and its partner to highgrade drilling locations at this field, which has been producing since the late 1970's. 2001 plans include up to five additional wells at the field. Total daily producing capacity from the six new wells is approximately 50 net barrels of oil and 500 MCF per day.

     Subsequent to obtaining operational control of its Big Horn Basin properties at the beginning of 2000, the Company initiated an extensive workover program, directing more than 15 separate activities during the year. Included in the workovers are recompletions, stimulations, polymer treatments, and production restoration at formerly shut-in wells. The workover program has increased net daily production by 85 barrels of oil and 530 MCF per day.

     In addition to its Big Horn Basin activities, the Company has participated in 20 additional projects at other properties. Included in this count are several gas recompletions in the Sacramento Basin, where the Company is exploiting the multiple anomaly characteristics of the wells in that region.

     Additional development drilling in 2001 is scheduled at the Company's Siberia Ridge field in Sweetwater County, Wyoming. The Company first discovered gas in this area in 1974. The Company will propose three 50% working interest wells and one 100% working interest well in early 2001.

SYMSKAYA EXPLORATION

     Equity continues to hold its 50% ownership position in Symskaya Exploration Inc. Symskaya was issued a 25 year, 1 million acre License in 1993 to explore for, develop and produce hydrocarbons in the Krasnoyarsk Krai in Russia. As oil prices have improved, and interest in the region by other oil companies is beginning to increase, the Company believes that it continues to be in the best interest of its shareholders for Symskaya to hold the License at minimum cost.

     Drilling and testing operations were recently completed at the Averinskaya-150 well, a well drilled by a local government entity close to Symskaya's license area. The drilling contractor is evaluating data obtained from the well. Copies of this data along with the evaluation will be furnished to the Company. During 2000, the Company made its final payments under a bottom-hole agreement with the drilling contractor.

     Subsequent to year-end, Symskaya was notified by local authorities that it must either increase the level of its operations in the License area or face possible termination of its License. There is no provision in Symskaya's License for termination on the grounds suggested by the local authorities. Barring major developments from the Averinskaya well and changes in Russian federal and local policies regarding production sharing, further attempts to drill Symskaya's prospect or to resist governmental termination of is License is unlikely without additional outside financing. Symskaya has been unable thus far to find additional partners and/or financing. Further discussion of this venture is found in Footnotes 6 and 9 in the financial statements.




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

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED MATTERS

     The Company's stock is traded on the over-the-counter market and quoted over the NASDAQ National Market System using the symbol EQTY. High and low closing prices for 2000 and 1999 are as follows:



Quarter                                      High                   Low
-------                                      ----                   ---
2000 - 4th                                  $3.50                  $2.28
       3rd                                  $3.66                  $2.19
       2nd                                  $2.94                  $1.50
       1st                                  $2.13                  $1.25

1999 - 4th                                  $1.53                  $1.00
       3rd                                  $1.50                  $1.13
       2nd                                  $1.63                  $1.00
       1st                                  $1.56                  $0.91


     The approximate number of registered stockholders of the Company as of January 31, 2001 is 1,500.

     No unregistered equity securities of the registrant have been sold during the period covered by this report.

ITEM 6. Selected Financial Data

                                   2000           1999           1998            1997            1996
                                   ----           ----           ----            ----            ----

Oil and Gas Sales ........   $ 24,316,369   $ 15,434,537   $ 12,720,876    $ 16,457,048    $ 16,115,125

Other Income .............      1,082,653        334,980        377,282       1,023,037         312,759

Lease Operating
Costs ....................      6,726,769      5,948,055      6,233,955       5,940,808       5,912,128

Depreciation, Depletion
and Amortization .........      3,808,777      4,072,278      5,029,119       4,675,411       4,292,237

Impairment of
Proved Oil and
Gas Properties ...........        368,543        313,751      4,015,158         411,894         237,279

Equity Loss and Impairment
of Investment in Symskaya
Exploration, Inc. ........        174,432        169,933        446,758         356,661       9,204,394

3-D Seismic ..............        979,028         35,200        431,075         626,525         757,964

Exploration
Expense ..................      2,513,916      1,566,521      2,383,163       3,026,550       2,336,405

General and
Administrative ...........      1,897,190      1,743,590      1,914,590       2,048,194       2,030,811

Net Income (Loss) ........      5,164,071        403,521     (5,814,884)       (211,156)     (5,502,646)

Basic
Net Income (Loss)
Per Common Share .........   $        .41   $        .03   $       (.46)   $       (.02)   $       (.43)
                             ============   ============   ============    ============    ============

Diluted
Net Income (Loss)
Per Common Share .........   $        .40   $        .03   $       (.46)   $       (.02)   $       (.43)
                             ============   ============   ============    ============    ============


Total Assets .............   $ 47,797,711   $ 46,117,335   $ 47,271,168    $ 53,541,639    $ 50,181,437

Long-Term Debt ...........   $  8,500,000   $ 15,000,000   $ 16,500,000    $ 13,978,830    $  8,878,830


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

     OIL AND GAS RESERVES. Estimates of reserve quantities and related future net cash flows are calculated using unescalated year-end oil and gas prices and operating costs, and may be subject to substantial fluctuations based on the prices in effect at the end of each year. The following table sets forth a comparison of year- end reserves, the weighted average prices used in calculating estimated reserve quantities and future net cash flows, pre-tax future net cash flows discounted at 10%, and per barrel of oil equivalent discounted cash flows at the end of 2000, 1999 and 1998 (quantities in thousands, except for pricing and per barrel of oil equivalent amounts):


                      Year-end                                          SEC-10
                   proved reserves             Year-end        SEC-10   pre-tax
               Oil      Gas                     prices         pre-tax  values
             (MMBLS)   (MMCF)     BOE*       Oil       Gas     values   per BOE
             -------   ------     ----       ---       ---     ------   -------

12/31/00      9,129    16,991    11,961     $23.78   $10.39   $121,890   $10.19

12/31/99      9,293    16,331    12,015     $22.99   $ 1.93   $ 63,366   $ 5.27

12/31/98      6,193    19,010     9,361     $10.80   $ 1.95   $ 25,210   $ 2.69

* - gas converted at 6,000 Mcf per barrel.

     Reserve revisions occur when the economic limit of a property is lengthened or shortened due to changes in commodity pricing. The following excerpt from the footnotes to the Company's financial statements shows the effect of changing oil prices on the volume of oil reserves (shown in thousands of barrels):

                                                   Year ended December 31,
                                              2000         1999         1998
                                              ----         ----         ----

Proved oil reserves (000's):
Beginning of year                            9,293        6,193        8,420
Revisions of previous estimates                203        3,442       (1,896)
Extensions and discoveries                     503            6          361
Improved recovery                              190            -            -
Acquisition of minerals in place                46          563            -
Sales of minerals in place                    (440)        (249)           -
Production                                    (666)        (662)        (692)
                                             -----        -----        -----
End of year                                  9,129        9,293        6,193
                                             =====        =====        =====

     As oil prices increased only slightly from year-end 1999 to year- end 2000 ($22.99 vs. $23.78, respectively), revisions due to price changes during 2000 were lower than in previous years. The revisions of 3,442,000 and (1,896,000) barrels in 1999 and 1998, respectively, were primarily price-related.

     During the early winter of 2000-2001, gas prices reached record highs. The average index price for the Company's gas reserves was $10.39 per Mcf at the end of 2000, compared to $1.93 per Mcf at the end of 1999. Accordingly, the majority of the Company's upward revision of gas volumes at year-end 2000 of 1.28 Bcf was due primarily to higher year-end prices.

     Excluding revisions to previous estimates, the Company's 2000 drilling and acquisition activities added 913,000 barrels of oil equivalent reserves, 97% of 2000 total oil and gas production. Subsequent to year-end 2000, the Company entered into an agreement to acquire approximately 250,000 barrels of proved oil reserves, with an effective date of December 1, 2000. The reserves are associated with several producing wells located adjacent to the Company's Ashley Valley field in Utah. The Company has a 100% working interest in these properties. The reserves acquired have not been included in year-end 2000 reserve figures.

     1999 drilling and acquisition activities, which were curtailed for much of the year, added 663,000 barrels of oil equivalent to the Company's proved reserve base, replacing 66% of 1999 production. In 1998, the Company added 779,000 barrels of oil equivalent, equal to 71% of 1998 oil and gas production. Further information concerning the Company's reserve volumes and values can be found in Footnote 9 to the financial statements.

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

     During 2000, the Company recorded an impairment of proved oil and gas properties of $368,543 ($230,339 net of tax) associated with certain properties that experienced increased operating costs, declining production, reduced prospectivity due to unsuccessful drilling, and other technical problems that reduced their economic reserves or value. During 1999, the Company recorded an impairment of proved oil and gas properties of $313,751 ($196,094 net of tax). Primarily as a result of depressed year-end oil prices, the Company recorded proved property impairment charges of $4,015,158 in 1998.

RESULTS OF OPERATIONS

COMPARISON OF 2000 WITH 1999

     OIL AND GAS PRODUCTION AND SALES. Year-long higher oil prices, combined with record gas prices during the early winter of 2000- 2001, enabled the Company to recognize record revenues in 2000. Oil and gas sales for the year of $24,316,369 were 58% higher than those recorded in 1999, as average oil and gas prices were 52% and 94% higher, respectively.

     Revenues were reduced by $1,048,018 in 2000 by costs associated with the Company's hedging program, which was instituted in 1999 as a requirement of its bank financing arrangement. The Company had 400 barrels of oil per day hedged under a costless collar, with a floor of $18.00 and a ceiling of $25.30, which terminated on September 30, 2000. The Company had an additional 500 barrels of oil per day hedged under a second costless collar, with a floor of $18.00 and a ceiling of $27.22. This collar terminated on December 31, 2000. The floor and ceilings were based on the average near month WTI price on the New York Mercantile Exchange (NYMEX).

     While the Company may hedge future volumes as a means to mitigate price risk and/or to ensure the availability of capital to fund its drilling programs, there are no further requirements to hedge under its bank arrangement. As of January 1, 2001, the Company had no volumes of oil or gas subject to hedging arrangements.

     After taking into consideration the hedging costs discussed above, average oil prices received in 2000 were $26.52 per barrel, up 52% from $17.40 per barrel in 1999. Gas prices were also up sharply, averaging $3.96 per Mcf in 2000,compared to $2.04 per Mcf in 1999. Oil production rose slightly from 662,000 barrels in 1999 to 666,000 barrels in 2000. Gas production in 2000 was 1,661,000 Mcf compared to 2,033,000 Mcf last year. The reduction in gas production was due in part to the Company's reduced drilling program and reduced drilling success in California during 2000 and 1999. Due to some unexpected lengthy repair work on a 14 mile section of a PG&E main line, the Company also had approximately 1 MMCFD shut-in for most of the third quarter of 2000. In addition, the Company sold all of its gas producing properties that were located in Texas in 1999.

     OTHER INCOME. Included in 2000 revenues is $506,000 in non- recurring property sales recognized in the first quarter of the year. The Company also recognized gains on the sale of securities and revenue from property promotions that were non-recurring.

     LEASE OPERATING COSTS. Operating costs rose 13% from 1999 levels on a cost basis, and 20% on a barrel of oil equivalent basis. The most significant factor leading to this increase was a function of higher oil and gas prices resulting in higher value-based production taxes. In addition, the Company's higher-cost, lower- margin oil properties were on production the entire year 2000, whereas a portion of these properties were shut-in during part of 1999.

     DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A). DD&A per unit charges decreased slightly from $4.07 per BOE in 1999 to $4.04 per BOE in 2000.

     IMPAIRMENT OF PROVED OIL AND GAS PROPERTIES. As discussed previously, included in the statement of operations for 2000 and 1999 are non-cash charges for the impairment of proved oil and gas properties in the amount of $368,543 and $313,751, respectively.

     3-D SEISMIC AND EXPLORATION EXPENSES. The Company participated in two new 3-D seismic surveys during 2000. The first was a 25 mile survey at the Company's Rancho Colusa prospect in the Sacramento Basin of California. The second was a 20 mile survey at the Company's Beaver Creek prospect in North Dakota. The costs of both surveys were charged to expense during the year. The Company curtailed its use of 3-D seismic in 1999 in response to low oil prices during the first part of the year.

     Higher exploration costs in 2000 reflected higher dry hole costs incurred during the year. While the Company drilled only one more dry hole in 2000 than in 1999, the wells drilled in 2000 carried a higher working interest than those of the previous year. Dry hole costs in 2000 were approximately $800,000 higher than the amount recorded in 1999.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 9% from 1999 levels. The increase was due to higher compensation, employee relocation, and shareholder expenses. During the low oil price environment of early 1999, the Company froze salaries, reduced employee benefits, and made other compensation reductions. As oil prices have increased, the Company has restored some of these previous reductions. In addition, the Company recorded overhead expenses associated with its new Cody, Wyoming office.

     INTEREST AND INCOME TAXES. Lower interest costs in 2000 reflect lower balances outstanding under the Company's credit facility. During 2000, the Company reduced its credit facility debt by $6,500,000. Income tax expense recorded for both periods reflect the results of operations, as well as various credits available to the Company. Details concerning the components of the tax provision can be found in Footnote 3 to the financial statements.

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

     DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A). DD&A per unit charges decreased from $4.58 per BOE in 1998 to $4.07 per BOE in 1999. The primary reason for the per unit decrease was the elimination of approximately $4 million from the Company's depletable base through a property impairment charge in the fourth quarter of 1998. In addition, higher oil prices enabled the Company to record positive reserve revisions, which in turn decreased DD&A rates for many of the Company's oil properties.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company took advantage of higher oil and gas prices, increased cash flows, and positive financial results in 2000, to continue to strengthen its balance sheet and improve its financial flexibility. The Company's cash balances increased by 118% from December 31, 1999. Working capital at December 31, 2000 was 67% higher than that at December 31, 1999. The Company's ratio of current assets to current liabilities also improved, reaching 2.53 to 1 at December 31, 2000 compared to 2.40 to 1 at the end of 1999. As cash flow from operating activities more than doubled in 2000, the Company reduced its outstanding debt by 43%.

     Higher cash flows also enabled the Company to expand its drilling and workover programs in 2000. Capital expenditures increased 31% over 1999 levels, reaching approximately $3.1 million in 2000. The Company's 2000 capital expenditures were partially offset by proceeds from the sale of certain non-core oil and gas properties.

     In September of 1999, the Company obtained a $50 million reducing revolving credit facility with Bank One Texas, N.A. The facility has an initial commitment of $17 million, and the maturity date of the facility is September 9, 2002, three years from the date of closing. The new facility has a LIBOR or a prime interest rate option; the weighted average interest rate on debt outstanding at December 31, 2000 was 8.57 percent.

     The Company's commitment under its credit facility is subject to a redetermination as of May 1 and November 1 of each year, with estimated future oil and gas prices used in the evaluation determined by the Company's lender. As of December 31, 2000, the Company had $8,500,000, or 50%, of remaining availability on the facility. The Company is in compliance with all its facility covenants.

     The Company utilized its higher cash flows in 2000 to reduce the amount of debt outstanding, making principal reductions of $6,500,000 during the year. Excess cash flows in 1999 enabled the Company to make principal payments of $1,500,000 during that year. Should the Company have cash flows in excess of its capital requirements for 2001, additional reductions of outstanding debt during the year may occur.

     Cash flow from operating activities of $10,319,912 was 135% higher than the amount recorded during 1999. While increased net income was the primary driver for the increase, the following items impacted the amount as well.

     At the end of 1999, the Company had approximately $5.8 million in net operating loss carryforwards, all of which was utilized during 2000 to offset taxable income. As a result, deferred income taxes increased by approximately $1.9 million year-to-year.

     As gas prices reached record levels in November and December of 2000, resulting in higher accrued revenues, the Company's accounts receivable at year-end were approximately $2.1 million higher than at year-end 1999. The increase in accounts payable was primarily due to the timing of invoice payments by the Company. In addition, the assumption of operations in the Big Horn Basin led to increases in both receivables and payables as the Company assumed responsibilities for the payment of invoices on behalf of its partners.

     The Company believes that existing cash balances, cash flow from operating activities, and funds available under the Company's credit facility will provide adequate resources to meet its capital and exploration spending objectives for 2001. The Company has adequate liquidity to maintain its operations as they currently exist.

     COMMITMENTS. Under the terms of Symskaya's License and Production Sharing Agreement (PSA), Equity was committed to advance Symskaya a minimum of $6 million during the first 5 contract years, representing 50% of the minimum expenditures called for in the License and PSC, with the remainder being funded by Leucadia National Corporation, Symskaya's other 50% shareholder. The first contract year began November 15, 1993. The amounts spent through November 14, 1998, the end of the fifth contract year, have satisfied all minimum commitments required. Further discussion of this venture is found in ITEM 2. PROPERTIES, under the caption PRESENT ACTIVITY, and in Footnotes 6 and 9 to the financial statements.

     OTHER ITEMS. The Company has reviewed all recently issued, but not yet adopted accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have any significant effects on current or future earnings or operations.

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

     Important factors that may affect future results include, but are not limited to: drilling success, the risk of a significant natural disaster, the inability of the Company to insure against certain risks, fluctuations in commodity prices, the inherent limitations in the ability to estimate oil and gas reserves, changing government regulations, as well as general market conditions, competition and pricing, and other risks detailed from time to time in the Company's SEC reports, copies of which are available upon request from the Company's investor relations department.


     ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. The answers to items listed under Item 7(a) are inapplicable or negative.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        Report of Independent Accountants

To the Stockholders and Board of
Directors of Equity Oil Company:

     In our opinion, the financial statements as listed in Item 14 (a) of this Form 10-K, present fairly, in all material respects, the financial position of Equity Oil Company (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



                                    PricewaterhouseCoopers LLP
                                    January 30, 2001




                               EQUITY OIL COMPANY
                                 BALANCE SHEETS
                           December 31, 2000 and 1999



        ASSETS
                                                                        2000             1999
                                                               -------------    -------------
Current assets:
   Cash and cash equivalents ...............................   $   2,190,548    $   1,006,602
   Accounts receivable .....................................       5,012,331        2,896,558
   Operator advances .......................................         459,606          485,803
   Federal, state and foreign income
     taxes receivable ......................................         107,490          221,199
   Deferred income taxes ...................................          79,896           19,632
   Other current assets ....................................          58,667          277,595
                                                               -------------    -------------
           Total current assets ............................       7,908,538        4,907,389
                                                               -------------    -------------

Property and equipment, at cost (successful efforts method):
   Unproved oil and gas properties .........................       2,601,314        2,388,819
   Proved oil and gas properties:
     Developed leaseholds ..................................      10,209,296       10,265,095
     Intangible drilling costs .............................      65,676,544       64,282,028
     Equipment .............................................      26,433,032       25,671,687
   Other property and equipment ............................       1,111,619          966,997
                                                               -------------    -------------
                                                                 106,031,805      103,574,626
        Less accumulated depreciation,
           depletion and amortization ......................     (66,509,569)     (62,800,100)
                                                               -------------    -------------
                                                                  39,522,236       40,774,526
                                                               -------------    -------------

Other assets ...............................................         366,937          435,420
                                                               -------------    -------------

           Total assets ....................................   $  47,797,711    $  46,117,335
                                                               =============    =============
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ........................................   $   2,303,102    $   1,541,834
   Accrued liabilities .....................................         189,912          177,550
   Federal, state and foreign income
     taxes payable .........................................         632,435          321,981
                                                               -------------    -------------
           Total current liabilities .......................       3,125,449        2,041,365
                                                               -------------    -------------


Revolving credit facility ..................................       8,500,000       15,000,000
Deferred income taxes ......................................       3,588,575        1,667,648
                                                               -------------    -------------
                                                                  12,088,575       16,667,648
                                                               -------------    -------------
Commitments (Note 6)

Stockholders' equity:
   Common stock, $1 par value:
     Authorized: 25,000,000 shares
     Issued: 12,819,212 shares in 2000
        and 12,808,040 shares in 1999 ......................      12,819,212       12,808,040
   Paid in capital .........................................       3,719,865        3,719,743
   Retained earnings .......................................      16,572,912       11,408,841
                                                               -------------    -------------
                                                                  33,111,989       27,936,624
   Less treasury stock, at cost ............................        (528,302)        (528,302)
                                                               -------------    -------------
                                                                  32,583,687       27,408,322
                                                               -------------    -------------
        Total liabilities and
           stockholders' equity ............................   $  47,797,711    $  46,117,335
                                                               =============    =============


     The accompanying notes are an integral part of the financial statements



                               EQUITY OIL COMPANY
                            STATEMENTS OF OPERATIONS
              for the years ended December 31, 2000, 1999 and 1998




                                                       2000          1999           1998
                                                  ------------   ------------   ------------

Revenues:
    Oil and gas sales .........................   $ 24,316,369   $ 15,434,537   $ 12,720,876
    Other income ..............................      1,082,653        334,980        457,107
                                                  ------------   ------------   ------------
                                                    25,399,022     15,769,517     13,177,983
                                                  ------------   ------------   ------------

Expenses:
    Leasehold operating costs .................      6,726,769      5,948,055      6,233,955
    Depreciation, depletion and amortization ..      3,808,777      4,072,278      5,029,119
    Impairment of proved oil and gas properties        368,543        313,751      4,015,158
    Equity loss in Symskaya Exploration, Inc. .        174,432        169,933        446,758
    Leasehold abandonments ....................         14,820         68,965        162,754
    3-D seismic ...............................        979,028         35,200        431,075
    Exploration ...............................      2,513,917      1,566,521      2,383,163
    General and administrative ................      1,897,190      1,743,590      1,914,590
    Interest ..................................      1,110,062      1,214,600      1,298,061
                                                  ------------   ------------   ------------
                                                    17,593,538     15,132,893     21,914,633
                                                  ------------   ------------   ------------

         Income (loss) before income taxes ....      7,805,484        636,624     (8,736,650)

Provision for (benefit from) income taxes .....      2,641,413        233,103     (2,921,766)
                                                  ------------   ------------   ------------

         Net income (loss) ....................   $  5,164,071   $    403,521   $ (5,814,884)
                                                  ============   ============   ============

Basic net income (loss)
   per common share ...........................   $        .41   $        .03   $       (.46)
                                                  ============   ============   ============

Basic weighted
   average shares outstanding .................     12,646,101     12,638,377     12,623,041
                                                  ============   ============   ============

Diluted net income (loss)
   per common share ...........................   $        .40   $        .03   $       (.46)
                                                  ============   ============   ============

Diluted weighted
   average shares outstanding .................     12,875,750     12,638,377     12,623,041
                                                  ============   ============   ============




     The accompanying notes are an integral part of the financial statements



                               EQUITY OIL COMPANY
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              for the years ended December 31, 2000, 1999 and 1998


                                                   Common Stock           Paid in       Retained           Treasury Stock
                                               Shares        Amount       Capital       Earnings         Shares         Cost
                                               ------        ------       -------       --------         ------         ----

Balance at January 1, 1998 .............    12,761,100    $12,761,100   $ 3,667,707    $16,820,204       164,600   $  (528,302)
Net (loss) .............................                                                (5,814,884)
Common stock issued for
      services, $2.42 per share ........        32,940         32,940        46,786
                                            ----------    -----------   -----------    -----------   -----------   -----------

Balance at December 31, 1998 ...........    12,794,040    $12,794,040   $ 3,714,493    $11,005,320       164,600   $  (528,302)
Net income .............................                                                   403,521
Common stock issued for
      services, $1.38 per share ........        14,000         14,000         5,250
                                           -----------    -----------   -----------    -----------   -----------   -----------

Balance at December 31, 1999 ...........    12,808,040    $12,808,040   $ 3,719,743    $11,408,841       164,600   $  (528,302)
Net income .............................                                                 5,164,071
Common stock issued on
      exercise of stock option .........        11,172         11,172        (3,731)
Income tax benefit from exercise
      of stock options .................                                      3,853
                                           -----------    -----------   -----------    -----------   -----------   -----------

Balance at December 31, 2000 ...........    12,819,212    $12,819,212   $ 3,719,865    $16,572,912       164,600   $  (528,302)
                                           ===========    ===========   ===========    ===========   ===========   ===========




     The accompanying notes are an integral part of the financial statements
                                       27


                               EQUITY OIL COMPANY
                            STATEMENTS OF CASH FLOWS
              for the years ended December 31, 2000, 1999 and 1998

                                                             2000            1999           1998
                                                             ----            ----           ----
Cash flows from operating activities:
Net income (loss) ..................................   $  5,164,071    $    403,521    $ (5,814,884)
Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation, depletion and amortization ....      3,808,777       4,072,278       5,029,119
       Impairment of proved oil and gas properties .        368,543         313,751       4,015,158
       Equity loss in Symskaya Exploration, Inc. ...        174,432         169,933         446,758
       (Gain) loss on property dispositions ........       (482,191)        (12,343)        325,558
       Change in other assets ......................         94,619          71,151          89,938
       Deferred income tax expense (benefit) .......      1,860,663          24,733      (3,209,749)
       Common stock issued for services ............           --            19,250          79,726
                                                       ------------    ------------    ------------
                                                         10,988,914       5,062,274         961,624
       Increase (decrease) from changes in:
          Accounts receivable and operator advances      (2,089,576)       (686,201)        817,827
          Other current assets .....................        218,928          41,309         195,809
          Accounts payable and accrued liabilities .        773,630        (210,950)        294,202
          Income taxes payable/receivable ..........        428,016         179,796        (344,842)
                                                       ------------    ------------    ------------
           Net cash provided by operating activities     10,319,912       4,386,228       1,924,620
                                                       ------------    ------------    ------------

Cash flows from investing activities:
Advances to Symskaya Exploration, Inc. .............       (174,432)       (169,933)       (319,210)
Capital expenditures ...............................     (3,145,188)     (2,406,251)     (4,126,630)
Proceeds from sale of oil and gas properties .......        702,349         474,486          65,725
                                                       ------------    ------------    ------------
           Net cash used in investing activities ...     (2,617,271)     (2,101,698)     (4,380,115)
                                                       ------------    ------------    ------------
Cash flows from financing activities:
Payments on revolving credit facility ..............     (6,500,000)    (18,000,000)           --
Borrowings under revolving credit facility .........           --        16,500,000       2,521,170
Payment of revolving credit facility fees ..........        (26,136)       (222,404)           --
Proceeds from stock option exercises ...............          7,441            --              --
                                                       ------------    ------------    ------------
           Net cash provided by (used in)
               financing activities ................     (6,518,695)     (1,722,404)      2,521,170
                                                       ------------    ------------    ------------

Net increase in cash and cash equivalents ..........      1,183,946         562,126          65,675

Cash and cash equivalents at beginning of year .....      1,006,602         444,476         378,801
                                                       ------------    ------------    ------------
Cash and cash equivalents at end of year ...........   $  2,190,548    $  1,006,602    $    444,476
                                                       ============    ============    ============


Supplemental  disclosures  of cash flow  information:

Cash paid during the year for:
     Income taxes ..................................    $   334,796    $    148,938    $     495,882
     Interest  .....................................    $ 1,110,062    $  1,214,600    $   1,298,061

Supplemental disclosures on
   non-cash investing activities:

Non-cash proceeds from oil and gas property exchange    $         -    $    366,699    $           -



     The accompanying notes are an integral part of the financial statements

                          NOTES TO FINANCIAL STATEMENTS

1.       Significant Accounting Policies:
         -------------------------------

         A.    The Company:
               -----------

               Equity Oil Company (the Company) is a Colorado corporation engaged in oil and gas exploration, development and production in the United States, Canada and Russia.

         B.    Cash and Cash Equivalents:
               -------------------------

               The  Company   considers  all  highly  liquid  debt   instruments
               purchased with an original maturity of three months or less to be cash equivalents.

         C.    Accounting for Oil and Gas Operations:
               -------------------------------------

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

               The Company annually assesses undeveloped oil and gas properties for impairment. Any impairment recorded represents management's estimate of the decline in realizable value experienced during the year. The unamortized costs of proved properties which management determines are not recoverable are written off in the period such determination is made. The net capitalized costs of proved oil and gas properties are measured for impairment in accordance with Statement of Financial Accounting Standards
               (SFAS) No. 121. (See Note 2).

               The provision for depreciation, depletion and amortization of proved oil and gas properties is computed using the units of production method, based on proved oil and gas reserves. Estimated dismantlement, restoration and abandonment costs are expected to be offset by estimated residual values of lease and well equipment. Thus, no accrual for such costs has been recorded.



                                    Continued

                               EQUITY OIL COMPANY

1.       Significant Accounting Policies, Continued:
         -------------------------------

         D.    Concentration of Credit Risk:
               ----------------------------

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

         E.    Equipment:
               ---------

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

         F.    Foreign Operations:
               ------------------

               Operations and investments in Canada have been translated into U.S. dollar equivalents at the average rate of exchange in effect at the transaction date. Foreign exchange gains or losses during 2000, 1999 and 1998 were not material.


                                    Continued

                               EQUITY OIL COMPANY

1.       Significant Accounting Policies, Continued:
         -------------------------------

         G.    Net Income (Loss) Per Common Share:
               ----------------------------------

               Basic earnings  per share  is computed by dividing the net income
               (loss)by the weighted average number of common shares outstanding Diluted earnings per share is computed by dividing the net income
               (loss) by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options. Dilutive options to purchase approximately 536,500 shares of common stock at prices of $1.06 to $1.71 per share were outstanding at December 31, 2000 and were included in the computation of diluted net income per share. Options to purchase 1,052,000, 1,434,000, and 1,203,000 shares of common stock at prices ranging from $1.06 to $5.50 per share were outstanding at December 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

         H.    Estimates:
               ---------

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

         I.    Hedging:
               -------

               The Company enters into futures contracts to hedge the price risks associated with oil and gas sales. The Company defers the impact of changes in the market value of these contracts until such time as the hedged transaction is completed. At that time, the impact of the changes in the fair value of these contracts is recognized in income. Periodic gains or losses associated with hedges are included in income as they occur.

               To qualify as a hedge, the item to be hedged must expose the Company to oil and gas price risk and the hedging instrument must reduce that exposure. Any contracts held or issued that did not meet the requirements of a hedge would be recorded at fair value in the balance sheet and any changes in that fair value recognized in income. If a contract designated as

                                    Continued

                               EQUITY OIL COMPANY

1.       Significant Accounting Policies, Continued:
         -------------------------------

          a hedge of price risk is terminated, the associated gain or loss is deferred and recognized in income in the same manner as the hedged item. Also, a contract designated as a hedge of an anticipated transaction that is no longer likely to occur would be recorded at fair value and the associated changes in fair value recognized in income.

          Under the terms of its revolving credit facility, the Company was required to hedge at least 50%, but not more than 75%, of its daily oil production at a price not lower than the lowest price used in the bank's price deck, for a period between 12 and 18 months commencing with the effective date of the facility, which was September 9, 1999. The Company had 120 days after the closing date in September 1999 to have the hedge or hedges in place. The Company entered into one collar agreement for 12 months effective October 1, 1999, covering 400 barrels per day with a floor at $18.00 per barrel and a ceiling at $25.30 per barrel. The Company entered into a second collar agreement for 12 months effective January 1, 2000, covering 500 barrels per day with a floor at $18.00 per barrel and a ceiling at $27.22 per barrel.

          As a result of these hedges, revenues were reduced by $1,048,018 in 2000 and $9,784 in 1999. No hedging transactions occurred in 1998. The Company has satisfied all hedging requirements under the credit facility, and had no hedges in place as of January 1, 2001.

2.        Impairment of Proved Oil and Gas Properties:
          -------------------------------------------

     SFAS No.121, Accounting for the Impairment of Long Lived Assets and for Assets Held for Disposal, requires successful efforts companies to evaluate the recoverability of the net capitalized costs of their proved oil and gas properties at a field level. The SFAS No.121 impairment test compares the expected undiscounted future net revenues from each property with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the carrying value of the property is written down to fair value, which is determined using discounted future net revenues from the property.

     The Company recorded SFAS No. 121 non-cash impairment charges of $368,543, $313,751 and $4,015,158 for 2000, 1999 and 1998, respectively.


                                    Continued

                               EQUITY OIL COMPANY

3.        Income Taxes:
          ------------

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

     The provision for (benefit from) income taxes consists of the following:


          Currently payable (receivable):               2000                 1999                1998
                                                        ----                 ----                ----
           U.S. income taxes (including
              alternative minimum tax) ......     $    14,924          $      719        $          -
           State income taxes ...............         158,582               5,000               6,500
           Canadian income taxes ............         605,725             336,167             208,046
           Changes in prior years' taxes ....           1,519             (84,050)             73,437
           Deferred tax (benefit) expense ...       1,860,663             (24,733)         (3,209,749)
                                                 ------------          ----------          ----------

                                                   $2,641,413            $233,103         $(2,921,766)
                                                 ============          ==========          ===========



                                    Continued

                               EQUITY OIL COMPANY

         3.   Income Taxes, Continued:
              ------------

     The components of the net deferred tax liability as of December 31, 2000 and 1999 were as follows:

                                                  2000            1999
                                                  ----            ----

Deferred tax assets:
  AMT credit carryforward ................   $   269,221    $   312,650
  State income taxes .....................        58,628          1,849
  Deferred compensation ..................        21,268         17,783
  Geological and geophysical costs .......       342,624        600,923
  Accrued interest .......................     1,154,134        893,755
  Foreign tax credit carryforward ........       358,507        491,862
  Equity loss and impairment of investment
    in Symskaya Exploration, Inc. ........     2,909,230      2,844,742
  Net operating loss carryforward ........          --        2,104,119
                                             -----------    -----------
                                               5,113,612      7,267,683
  Valuation allowance ....................      (358,507)      (491,862)
                                             -----------    -----------
  Total deferred tax asset ...............     4,755,105      6,775,821
                                             -----------    -----------

Deferred tax liabilities:
  Deferred income ........................          --           42,719
  Property and equipment .................     8,227,404      8,342,487
  Other assets ...........................        36,380         38,631
                                             -----------    -----------
  Total deferred tax liability ...........     8,263,784      8,423,837
                                             -----------    -----------

Net deferred tax liability ...............   $ 3,508,679    $ 1,648,016
                                             ===========    ===========


     The net deferred tax liability as of December 31, 2000 and 1999 is reflected in the balance sheet as follows:

Current deferred tax asset ...............   $   (79,896)   $   (19,632)
Long-term deferred tax liability .........     3,588,575      1,667,648
                                             -----------    -----------

                                             $ 3,508,679    $ 1,648,016
                                             ===========    ===========





                                    Continued

                               EQUITY OIL COMPANY

3.       Income Taxes, Continued:
         ------------

     The provision for (benefit from) income taxes differs from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income (loss) before income taxes for the following reasons:

                                                   2000           1999           1998
                                            -----------    -----------    -----------

Expected federal statutory
   tax expense (benefit) ................   $ 2,653,323    $   216,452    $(2,970,461)
Increase (reduction) in taxes
  resulting from:
     State taxes (net of federal
      benefit) ..........................       211,225          6,733       (255,742)
     Canadian taxes (net of foreign
        tax credits) ....................       136,988        221,870        208,046
     Excess allowable percentage
      depletion .........................      (319,803)      (124,638)       (54,059)
     Investment tax and other credits ...       (31,000)          --             --
     Changes in prior years' taxes ......        (9,320)       (87,314)       150,450
                                            -----------    -----------    -----------

Provision for (benefit from) income taxes   $ 2,641,413    $   233,103    $(2,921,766)
                                            ===========    ===========    ===========


     At December 31, 2000, the Company had approximately $269,221 of alternative minimum tax credit carryforwards which can be carried forward indefinitely, and approximately $358,507 of foreign tax credit carryforwards which begin to expire in 2001.


                                    Continued

                               EQUITY OIL COMPANY

4.       Stock-Based Compensation Plan:
         -----------------------------

     At December 31, 2000, the Company had two stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for options granted to employees under its fixed stock option plans. Had compensation cost for the Company's stock- based compensation plan been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below:


                                        2000            1999            1998
                                     ----------       --------      -----------

Net income (loss)     As reported    $5,164,071       $403,521      $(5,814,884)
                      Pro forma      $4,966,286       $239,924      $(5,991,191)

Net income (loss)
  per share           As reported         $ .41          $ .03           $ (.46)
                      Pro forma           $ .39          $ .02           $ (.47)


     Under the 2000 and 1993 Equity Oil Company Incentive Stock Option Plans, the Company may grant options to its employees for up to 1.2 million and 1.4 million shares, respectively, of common stock. The options may take the form of incentive stock options, non-qualified stock options, and non-qualified stock options with tandem stock appreciation rights. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. Options are granted from time to time at the discretion of the Board of Directors, and vest over periods of one to five years from the grant date.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998 respectively: expected volatility of 95, 112 and 138 percent, risk-free interest rates of 6.8, 5.1 and
5.5 percent; expected life of 5 to 7 years and dividend yield of zero for all three years.

                                    Continued

                               EQUITY OIL COMPANY

4.      Stock-Based Compensation Plan, Continued:
        -----------------------------


                                                  2000                        1999                          1998
                                       -------------------------    -------------------------     -------------------------
                                       Shares   Weighted-Average    Shares   Weighted-Average     Shares   Weighted-Average
Fixed Options                          (000)     Exercise Price     (000)     Exercise Price      (000)     Exercise Price
-------------                          ------   ----------------    ------   ----------------     ------   ----------------
Outstanding at beginning of year        1,434          $3.45          1,203        $4.14            1,141        $4.33
Granted                                   219           1.55            323         1.06              150         2.50
Exercised                                 (15)          1.06              -            -                -            -
Forfeited                                 (49)          5.66            (92)        4.08              (88)        3.87
                                        -----                         -----                         -----
Outstanding at end of  year             1,589           3.14          1,434         3.45            1,203         4.14
                                        =====                         =====                         =====

Options exercisable at year-end         1,149                           973                           900
                                        =====                         =====                         =====
Weighted-average fair value of
   options granted during the year                     $1.18                        $.88                         $2.21


     The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                                    Options Outstanding                          Options Exercisable
                             ----------------------------------------------------      --------------------------------------
                          Number           Weighted-Average                                Number
    Range of            Outstanding            Remaining        Weighted-Average         Exercisable        Weighted-Average
  Exercise Prices       at 12/31/00        Contractual Life      Exercise Price          at 12/31/00          Exercise Price
-------------------   ---------------    --------------------  ------------------      ---------------      -----------------
$1.063-$1.063             307,600                8.25                $1.063                170,800               $1.063
$1.500-$2.500             355,000                8.35                $1.914                 92,000               $2.500
$3.563-$3.875             306,500                3.83                $3.621                282,500               $3.626
$4.000-$4.250             304,000                2.05                $4.127                304,000               $4.127
$5.000-$5.500             315,500                3.85                $5.127                299,300               $5.127
                          -------                ----                ------                -------               ------
                        1,588,600                5.36                $3.140              1,148,600               $3.678



5.      Geographic Segment Information:
        ------------------------------

     The Company follows SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company operates in the exploration and production segment of the oil and gas industry. The Company's operations are located in the following geographical areas.

                                         Revenues                                                 Long-lived Assets
                              for the years ended December 31,                                    as of December 31,
                              -------------------------------                                     -----------------

                            2000               1999              1998                   2000               1999             1998
                            ----               ----              ----                   ----               ----             ----
United States             $21,746,294       $13,625,811        $11,199,836           $ 96,017,461      $ 94,104,683     $ 95,009,887
Canada                      2,570,075         1,808,726          1,521,040             10,014,344         9,469,943        9,397,928
                          -----------       -----------        -----------           ------------      ------------     ------------
Total                     $24,316,369       $15,434,537        $12,720,876           $106,031,805      $103,574,626     $104,407,815
                          ===========       ===========        ===========           ============      ============     ============


                                    Continued

                               EQUITY OIL COMPANY

5.       Geographic Segment Information, Continued:
         ------------------------------

     Revenue from a major U.S. oil company accounted for approximately 47 percent of total revenues in 2000, 31 percent of total revenues in 1999 and 32 percent of total revenues in 1998. The Company believes this purchaser could be replaced, if necessary, without a loss in revenue.

6.       Symskaya Exploration:
         --------------------

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

     The work to be performed and the obligations and rights of Symskaya are set forth in the License and a Production Sharing Agreement (PSA) which is an integral part of the License. Under the License and PSA, Symskaya will provide funding for all exploration and development and will recover these costs from 80% of hydrocarbon production after payment of an 8% royalty. The remaining 20% of any hydrocarbon production, net of royalty, will be shared by Symskaya and the Russian government based on the rate of production. As of December 31, 2000, the Symskaya area had not received approval by the Russian federal government as a production sharing area.

     Minimum expenditures required under the License and PSA total $12,000,000 during the first five years of the License term, which began on November 15, 1993. Symskaya satisfied all of the minimum expenditures in the time required under the license.

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





                                    Continued

                               EQUITY OIL COMPANY

6.       Symskaya Exploration, Continued:
         --------------------

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

     In 1996, Symskaya plugged and abandoned the Lemok #1 well, and charged all capitalized costs to expense. Subsequent to the plugging of the Lemok #1 well, the Company and Leucadia agreed to suspend interest payments on Symskaya's notes with the Company. The Company has no current plans to fund future exploratory drilling by Symskaya. The Company's 50% share of Symskaya's net loss, excluding losses related to interest payable to the Company, was $174,432, $169,933 and $446,758 in 2000, 1999 and 1998, respectively.

7.       Note Payable:
         ------------

     In September of 1999, the Company obtained a $50 million Reducing Revolving Credit Facility (the Facility), with a commitment of $17 million as of December 31, 2000, which replaced its prior credit facility. The terms of the Facility call for interest payments only, at the lower of prime or LIBOR plus 2.00%, until September 9, 2002, at which time the principal amount becomes due. An unused commitment fee of 1/2% will be charged to the Company based on the average daily unused portion of the Facility. The Facility is collateralized by essentially all oil and gas assets of the Company. As of December 31, 2000, the outstanding balance under the Facility was $8,500,000 at a weighted average interest rate of 8.57%.

     The Facility contains provisions relating to maintenance of certain financial ratios, as well as restrictions governing its use. Under covenants contained in the Facility, the Company has agreed, among other things, not to advance any proceeds from the Facility to Symskaya, not to pay dividends, and not to merge with or acquire any other company without the prior approval of the bank. As of December 31, 2000, the Company was in compliance with all covenants in the Facility. Facility fees, which are reflected as other assets in the accompanying balance sheet, are being amortized on a straight line basis over the original 36 month term of the agreement.

                                    Continued

                               EQUITY OIL COMPANY

8.      Quarterly Financial Data (Unaudited):
        -----------------------------------

     Quarterly financial information for the years ended December 31, 2000 and 1999 is as follows:


2000 Quarter Ended: .......   December 31   September 30      June 30      March 31
                              -----------   -----------   -----------   -----------

Net revenues ..............   $ 7,497,944   $ 6,027,006   $ 5,403,396   $ 5,388,023

Gross margin ..............     4,626,159     3,279,220     2,786,801     2,720,100

Net income ................     1,588,512     1,214,027     1,108,782     1,252,750

Basic income
    per common share ......   $       .13   $       .10   $       .09   $       .10
                              ===========   ===========   ===========   ===========

Diluted income
    per common share ......   $       .12   $       .09   $       .09   $       .10
                              ===========   ===========   ===========   ===========


1999 Quarter Ended: .......   December 31   September 30      June 30      March 31
                              -----------   -----------   -----------   -----------

Net revenues ..............   $ 4,995,330   $ 4,311,235   $ 3,515,233   $ 2,618,352

Gross margin ..............     2,032,571     1,645,306     1,195,995       232,194

Net income (loss) .........       441,743       422,532       111,945      (572,699)

Basic and diluted income
    (loss) per common share   $       .03   $       .03   $       .01   $      (.05)
                              ===========   ===========   ===========   ===========



                                    Continued

                               EQUITY OIL COMPANY

9.      Disclosures About Oil and Gas Producing Activities:
        --------------------------------------------------

           Capitalized Costs:
           -----------------
                                                       United States       Canada            Total
                                                       -------------    -------------    -------------
2000:

Unproved oil and gas
   properties ......................................   $   2,571,276    $      30,038    $   2,601,314
Proved oil and gas
   properties ......................................      92,334,569        9,984,303      102,318,872
                                                       -------------    -------------    -------------
                                                          94,905,845       10,014,341      104,920,186
Accumulated depreciation,
   depletion and amortization ......................     (59,502,298)      (7,007,271)     (66,509,569)
                                                       -------------    -------------    -------------

Net capitalized costs ..............................   $  35,403,547    $   3,007,070    $  38,410,617
                                                       =============    =============    =============


 1999:

Unproved oil and gas
   properties ......................................   $   2,358,084    $      30,735    $   2,388,819
Proved oil and gas
   properties ......................................      90,779,602        9,439,208      100,218,810
                                                       -------------    -------------    -------------
                                                          93,137,686        9,469,943      102,607,629
Accumulated depreciation,
   depletion and amortization ......................     (56,070,950)      (6,729,150)     (62,800,100)
                                                       -------------    -------------    -------------

Net capitalized costs ..............................   $  37,066,736    $   2,740,793    $  39,807,529
                                                       =============    =============    =============

1998:

Unproved oil and gas
   properties ......................................   $   2,969,999    $      33,224    $   3,003,223
Proved oil and gas
   properties ......................................      91,206,116        9,364,704      100,570,820
                                                       -------------    -------------    -------------
                                                          94,176,115        9,397,928      103,574,043
Accumulated depreciation,
   depletion and amortization ......................     (54,247,539)      (6,418,467)     (60,666,006)
                                                       -------------    -------------    -------------

Net capitalized costs ..............................   $  39,928,576    $   2,979,461    $  42,908,037
                                                       =============    =============    =============




                                    Continued

                               EQUITY OIL COMPANY

9.      Disclosures About Oil and Gas Producing Activities, Continued:
        --------------------------------------------------

        Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities:
        ---------------------------------------------------------------

2000:                      United States    Canada     Russia        Total
                             ----------   ----------   ------   ----------
Acquisition of properties:
   Proved ................   $    0,500                         $   20,500
   Unproved ..............      519,660                            519,660
Exploration costs ........    3,447,209   $   17,924             3,465,133
Development costs ........    1,793,824      679,736             2,473,560
Symskaya, equity method ..                            $174,432     174,432

1999:

Acquisition of properties:
   Proved ................   $  946,665                         $  946,665
   Unproved ..............      200,541                            200,541
Exploration costs ........    1,863,875   $   30,073             1,893,948
Development costs ........    1,062,408      110,521             1,172,929
Symskaya, equity method ..                            $169,933     169,933

1998:

Acquisition of properties:
   Proved ................
   Unproved ..............   $  124,066                         $  124,066
Exploration costs ........    4,423,128   $   27,529             4,450,657
Development costs ........    2,270,849      267,392             2,538,241
Symskaya, equity method ..                            $446,758     446,758



                                    Continued
                                       42

                               EQUITY OIL COMPANY

9.      Disclosures About Oil and Gas Producing Activities, Continued:
        --------------------------------------------------

        Results of Operations (Unaudited):
        ---------------------------------

2000:                                            United States       Canada         Russia            Total
                                                  ------------    ------------    ------------    ------------
Oil and gas sales .............................   $ 21,746,294    $  2,570,075                    $ 24,316,369
Production costs ..............................     (6,122,894)       (603,875)                     (6,726,769)
Exploration expenses ..........................     (3,493,390)        (14,374)                     (3,507,764)
Depreciation, depletion and amortization ......     (3,684,117)       (124,661)                     (3,808,778)
Impairment of proved
    oil and gas properties ....................       (368,543)           --                          (368,543)
Equity loss in Symskaya Exploration, Inc. .....           --              --      $   (174,432)       (174,432)
                                                  ------------    ------------    ------------    ------------
                                                     8,077,350       1,827,165        (174,432)      9,730,083
Imputed income tax benefit (expense) ..........     (2,604,092)       (344,352)         65,412      (2,883,032)
                                                  ------------    ------------    ------------    ------------
Results of operations from producing activities   $  5,473,258    $  1,482,813    $   (109,020)   $  6,847,051
                                                  ============    ============    ============    ============

1999:

Oil and gas sales .............................   $ 13,625,811    $  1,808,726                    $ 15,434,537
Production costs ..............................     (5,422,811)       (525,244)                     (5,948,055)
Exploration expenses ..........................     (1,650,413)        (20,273)                     (1,670,686)
Depreciation, depletion and amortization ......     (3,761,339)       (310,939)                     (4,072,278)
Impairment of proved
    oil and gas properties ....................       (313,751)           --                          (313,751)
Equity loss in Symskaya Exploration, Inc. .....           --              --      $   (169,933)       (169,933)
                                                  ------------    ------------    ------------    ------------
                                                     2,477,497         952,270        (169,933)      3,259,834
Imputed income tax benefit (expense) ..........       (677,741)       (423,760)         63,725      (1,037,776)
                                                  ------------    ------------    ------------    ------------
Results of operations from producing activities   $  1,799,756    $    528,510    $   (106,208)   $  2,222,058
                                                  ============    ============    ============    ============

1998:

Oil and gas sales .............................   $ 11,199,836    $  1,521,040                    $ 12,720,876
Production costs ..............................     (5,665,047)       (568,908)                     (6,233,955)
Exploration expenses ..........................     (2,954,780)        (22,212)                     (2,976,992)
Depreciation, depletion and amortization ......     (4,720,913)       (308,206)                     (5,029,119)
Impairment of proved
    oil and gas properties ....................     (4,015,158)           --                        (4,015,158)
Equity loss in Symskaya Exploration, Inc. .....           --              --      $   (446,758)       (446,758)
                                                  ------------    ------------    ------------    ------------
                                                    (6,156,062)        621,714        (446,758)     (5,981,106)
Imputed income tax benefit (expense) ..........      2,308,523        (276,663)        167,534       2,199,394
                                                  ------------    ------------    ------------    ------------
Results of operations from producing activities   $ (3,847,539)   $    345,051    $   (279,224)   $ (3,781,712)
                                                  ============    ============    ============    ============



     The imputed income tax benefit (expense) is hypothetical and determined without regard to the Company's deduction for general and administrative and interest expense.




                                    Continued

                               EQUITY OIL COMPANY

9.              Disclosures About Oil and Gas Producing Activities, Continued:
                --------------------------------------------------

                Reserves and Future Net Cash Flows (Unaudited):
                ----------------------------------------------

     Estimates of reserve quantities and related future net cash flows are calculated using unescalated year-end oil and gas prices and operating costs, and may be subject to substantial fluctuations based on the prices in effect at the end of each year. Reserve revisions occur when the economic limit of a property is lengthened or shortened due to changes in commodity pricing. The following table sets forth the weighted average prices used in calculating estimated reserve quantities and future net cash flows at the end of 2000, 1999 and 1998:


                         United States                Canada                    Total
                         -------------            --------------           ---------------
                       Oil          Gas          Oil           Gas       Oil            Gas
                      -----        -----        -----         -----     -----          -----

December 31, 2000     $24.41       $10.42      $19.40       $10.18      $23.78         $10.39

December 31, 1999     $23.28       $ 1.95      $20.40       $ 1.71      $22.99         $ 1.93

December 31, 1998     $10.97       $ 2.06      $ 9.92       $ 1.49      $10.80         $ 1.95



        Estimates of Proved Oil and Gas Reserves(Unaudited):
        ---------------------------------------------------

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






                                    Continued

                                                EQUITY OIL COMPANY

9.      Estimates of Proved Oil and Gas Reserves, Continued:
        ----------------------------------------

        Reserves and Future Net Cash Flows (Unaudited):
        ----------------------------------------------

                                                             United States           Canada                  Total
                                                           -----------------     -----------------     -----------------
December 31, 2000:                                           Oil        Gas        Oil       Gas        Oil        Gas
-------------------------------------------------------    ------     ------     ------    -------     ------    -------
   Proved developed and undeveloped reserves:
   Beginning of year ..................................     8,042     13,838      1,251      2,493      9,293     16,331
   Revisions of previous estimates ....................       450      1,014       (247)       265        203      1,279
   Extensions and discoveries .........................       154        819        349        223        503      1,042
   Acquisition of minerals in place ...................        46       --         --         --           46       --
   Sales of minerals in place .........................      (440)      --         --         --         (440)      --
   Improved Recovery ..................................       174       --           16       --          190       --
   Production .........................................      (590)    (1,456)       (76)      (205)      (666)    (1,661)
                                                          -------    -------    -------    -------    -------    -------
   End of year ........................................     7,836     14,215      1,293      2,776      9,129     16,991
                                                          =======    =======    =======    =======    =======    =======

Proved developed reserves:
   Beginning of year ..................................     7,808     13,663      1,017      2,318      8,825     15,981
   End of year ........................................     7,439     11,285      1,104      2,776      8,543     14,061


                                                             United States           Canada                  Total
                                                           -----------------     -----------------     -----------------
December 31, 1999:                                           Oil        Gas        Oil       Gas        Oil        Gas
-------------------------------------------------------   -------    -------    -------    -------    -------    -------
   Proved developed and undeveloped reserves:
   Beginning of year ..................................     5,117     15,411      1,076      3,599      6,193     19,010
   Revisions of previous estimates ....................     3,181        274        261       (841)     3,442       (567)
   Extensions and discoveries .........................         6        529       --         --            6        529
   Acquisition of minerals in place ...................       563         34       --         --          563         34
   Sales of minerals in place .........................      (249)      (642)      --         --         (249)      (642)
   Production .........................................      (576)    (1,768)       (86)      (265)      (662)    (2,033)
                                                          -------    -------    -------    -------    -------    -------
   End of year ........................................     8,042     13,838      1,251      2,493      9,293     16,331
                                                          =======    =======    =======    =======    =======    =======

Proved developed reserves:
   Beginning of year ..................................     4,870     12,683      1,076      3,599      5,946     16,282
   End of year ........................................     7,808     13,663      1,017      2,318      8,825     15,981


                                                             United States           Canada                  Total
                                                           -----------------     -----------------     -----------------
December 31, 1998:                                           Oil        Gas        Oil       Gas        Oil        Gas
-------------------------------------------------------   -------    -------    -------    -------    -------    -------
   Proved developed and undeveloped reserves:
   Beginning of year ..................................     7,168     15,457      1,252      3,452      8,420     18,909
   Revisions of previous estimates ....................    (1,817)      (459)       (79)       494     (1,896)        35
   Extensions and discoveries .........................       361      2,505       --         --          361      2,505
   Production .........................................      (595)    (2,092)       (97)      (347)      (692)    (2,439)
                                                          -------    -------    -------    -------    -------    -------
   End of year ........................................     5,117     15,411      1,076      3,599      6,193     19,010
                                                          =======    =======    =======    =======    =======    =======

Proved developed reserves:
   Beginning of year ..................................     6,972     11,932      1,252      3,452      8,224     15,384
   End of year ........................................     4,870     12,683      1,076      3,599      5,946     16,282



                                    Continued
                                       45

                               EQUITY OIL COMPANY

9.      Disclosures About Oil and Gas Producing Activities, Continued:
        --------------------------------------------------

        Standardized  Measure of  Discounted  Future Net Cash Flows and  Changes
        Therein Relating to Proved Oil and Gas Reserves (Unaudited):
        ------------------------------------------------------------

                                                          Thousands of Dollars

                                                United States    Canada        Total
2000:                                             ---------     ---------    ---------

Future cash inflows ...........................   $ 334,675    $  52,295    $ 386,970
Future production and development costs .......    (126,556)     (15,400)    (141,956)
                                                  ---------    ---------    ---------
Future net cash flows before income taxes .....     208,119       36,895      245,014
10% annual discount for estimated timing
   of cash flows ..............................    (103,691)     (19,454)    (123,145)
                                                  ---------    ---------    ---------
Standardized measure of discounted future
   net cash flows before income taxes .........     104,428       17,441      121,869
Future income taxes, net of 10% annual discount     (32,374)      (7,251)     (39,625)
                                                  ---------    ---------    ---------
Standardized measure of discounted future
   net cash flows .............................   $  72,054    $  10,190    $  82,244
                                                  =========    =========    =========

1999:

Future cash inflows ...........................   $ 215,342    $  27,122    $ 242,464
Future production and development costs .......    (108,395)     (12,147)    (120,542)
                                                  ---------    ---------    ---------
Future net cash flows before income taxes .....     106,947       14,975      121,922
10% annual discount for estimated timing
   of cash flows ..............................     (51,627)      (6,929)     (58,556)
                                                  ---------    ---------    ---------
Standardized measure of discounted future
   net cash flows before income taxes .........      55,320        8,046       63,366
Future income taxes, net of 10% annual discount     (13,951)      (2,629)     (16,580)
                                                  ---------    ---------    ---------
Standardized measure of discounted future
   net cash flows .............................   $  41,369    $   5,417    $  46,786
                                                  =========    =========    =========

1998:

Future cash inflows ...........................   $  88,549    $  15,442    $ 103,991
Future production and development costs .......     (54,825)      (7,811)     (62,636)
                                                  ---------    ---------    ---------
Future net cash flows before income taxes .....      33,724        7,631       41,355
10% annual discount for estimated timing
   of cash flows ..............................     (13,176)      (2,969)     (16,145)
                                                  ---------    ---------    ---------
Standardized measure of discounted future
   net cash flows before income taxes .........      20,548        4,662       25,210
Future income taxes, net of 10% annual discount      (1,479)        (929)      (2,408)
                                                  ---------    ---------    ---------
Standardized measure of discounted future
   net cash flows .............................   $  19,069    $   3,733    $  22,802
                                                  =========    =========    =========









                                    Continued

                               EQUITY OIL COMPANY

9.       Disclosures About Oil and Gas Producing Activities, Continued:
         --------------------------------------------------

         Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (Unaudited), Continued:
         -----------------------------------------------------------------------


     Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates with consideration of future tax rates already legislated (adjusted for permanent differences that related to proved oil and gas reserves).


     Principal sources of change in the standardized measure of discounted future net cash flow are as follows:

                              Thousands of Dollars
                                                   2000        1999        1998
                                                 --------    --------    --------

Sales and transfers of oil and gas produced,
   net of production costs ...................   $(17,590)   $ (9,486)   $ (6,487)
Net changes in prices and production costs ...     58,959      29,172     (10,019)
Extensions, discoveries and improved recovery
   Less related costs ........................      8,474         294       2,098
Purchases of minerals in place ...............        345       3,373        --
Sales of minerals in place ...................     (2,623)       (959)       --
Changes in estimated future development costs        (484)     (3,033)      2,630
Revisions of previous quantity estimates .....      5,792      23,747      (4,495)
Accretion of discount ........................      6,337       2,521       3,558
Net change in income taxes ...................    (21,573)    (15,204)      3,315
Changes in production rates (timing) and other     (2,179)     (6,441)      3,303
                                                 --------    --------    --------

                                                 $ 35,458    $ 23,984    $ (6,097)
                                                 ========    ========    ========


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF COMPANY

     The information contained under the headings Election of Directors and Continuing Directors and Executive Officers contained on pages 2 and 4 in the definitive proxy statement to be filed in connection with the Company's annual meeting on May 9, 2001 is incorporated herein by reference in answer to this item.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained under the heading Executive Compensation on pages 7 through 10 in the definitive proxy statement to be filed in connection with the Company's annual meeting on May 9, 2001 is incorporated herein by reference in answer to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the headings Security Ownership of Management and Voting Securities & Principal Holders Thereof, contained on pages 5 and 12 in the definitive proxy statement to be filed in connection with the Company's annual meeting on May 9, 2001 is incorporated herein by reference in answer to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K:

                                                                     Page:
(a) (1)  Financial Statements:

   Report of Independent Accountants                                  24
   Financial Statements:

     Balance Sheets as of December 31, 2000 and 1999                  25

     Statements of Operations for the years ended
       December 31, 2000, 1999 and 1998                               26

     Statements of Changes in Stockholders' Equity
       for the years ended December 31, 2000, 1999 and 1998           27

     Statements of Cash Flows for the years ended
       December 31, 2000, 1999 and 1998                               28

     Notes to Financial Statements                                    29

  (3) Exhibits

   (3) (i) Restated Articles of Incorporation. Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 1995.

      (ii) Amended By-Laws. Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 1997.

  (10) Material Contracts

      (i) Change in Control Compensation Agreements for Russell V. Florence. Change in Control Compensation Agreements for Paul M. Dougan, James
           B. Larson, and Clay Newton, Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 1997.

     (ii) Loan agreement between Equity Oil Company and Bank One Texas, N.A. Incorporated by reference from the quarterly report on Form 10-Q for the period ended September 30, 1999.

  (21) Subsidiaries. Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 1995.

  (23) Consent of Independent Accountants. Consent of PricewaterhouseCoopers LLP regarding Form S-8 Registrations.

(b)Reports on Form 8-K

           None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         EQUITY OIL COMPANY


         By  Paul M. Dougan
             -------------------
             President
             Chief Executive Officer


         By  Clay Newton
             --------------------
             Treasurer
             Chief Financial Officer
             Principal Accounting Officer

Date:    January 31, 2001
         --------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



   Douglas W. Brandrup                       Joseph C. Bennett
--------------------------              -------------------------
         Director                                Director

    January 31, 2001                         January 31, 2001
--------------------------              -------------------------
          Date                                     Date

    William D. Forster                      Philip J. Bernhisel
--------------------------              -------------------------
         Director                                Director

    January 31, 2001                         January 31, 2001
--------------------------              -------------------------
          Date                                     Date

     Randolph G. Abood                       W. Durand Eppler
--------------------------              -------------------------
         Director                                Director

    January 31, 2001                         January 31, 2001
--------------------------              -------------------------
          Date                                     Date

     William P. Hartl
--------------------------
        Director

    January 31, 2001
--------------------------
          Date