Form 10-Q
period 2001-03-31
EQUITY OIL CO
filed 2001-05-11
CIK 33325

UNITED STATES
                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    March 31, 2001
                               ------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-610
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

                                 (801) 521-3515
       ------------------------------------------------------------------
               Registrant's telephone number, including area code

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

Yes      No
   -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,679,147

                          ITEM I: Financial Statements


                               EQUITY OIL COMPANY
                             Statement of Operations
               For the three months ended March 31, 2001 and 2000
                                   (Unaudited)

                                                        2001            2000
                                                     ------------    ----------

REVENUES

         Oil and gas sales ...................       $7,058,260       $5,388,023
         Other ...............................          109,698          750,908
                                                     ----------       ----------

                                                      7,167,958        6,138,931

EXPENSES

         Operating costs .....................        1,775,036        1,642,923
         Depreciation, depletion and
           amortization ......................          950,000        1,025,000
         3D Seismic ..........................             --            191,678
         Exploration .........................          493,682          437,452
         General and administrative ..........          773,692          514,682
         Interest ............................          166,254          339,446
                                                     ----------       ----------

                                                      4,158,664        4,151,181

Income before income taxes ...................        3,009,294        1,987,750

Provision for income taxes ...................        1,098,436          735,000
                                                     ----------       ----------

NET INCOME ...................................       $1,910,858       $1,252,750
                                                     ==========       ==========

Net income per share

         Basic                                             $.15            $ .10
         Diluted                                           $.15            $ .10

Weighted average shares outstanding

         Basic                                       12,661,977       12,643,440
         Diluted                                     13,019,494       12,966,440


        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                                  Balance Sheet
                   as of March 31, 2001 and December 31, 2000

                                                   March  31,    December 31,
ASSETS                                               2001              2000
------                                             ---------        ----------
                                                  (Unaudited)
Current assets:
  Cash and cash equivalents ..............     $   2,726,978      $   2,190,548
  Accounts and advances receivable .......         4,812,523          5,471,937
  Income taxes receivable ................           112,109            107,490
  Deferred income taxes ..................            79,896             79,896
  Other current assets ...................            44,000             58,667
                                               -------------      -------------
                                                   7,775,506          7,908,538

Property and equipment ...................       107,492,087        106,031,805
Less accumulated depreciation,
 depletion and amortization ..............        67,458,445         66,509,569
                                               -------------      -------------
                                                  40,033,642         39,522,236

Other assets .............................           347,152            366,937
                                               -------------      -------------

TOTAL ASSETS .............................     $  48,156,300      $  47,797,711
                                               =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................     $   1,795,958      $   2,303,102
  Accrued liabilities ....................           130,846            189,912
  Income taxes payable ...................         1,109,428            632,435
                                               -------------      -------------
                                                   3,036,232          3,125,449

Revolving credit facility ................         7,000,000          8,500,000
Deferred income taxes ....................         3,588,575          3,588,575
                                               -------------      -------------
                                                  10,588,575         12,088,575
Stockholders' Equity:
  Common stock ...........................        12,843,747         12,819,212
  Paid in capital ........................         3,732,278          3,719,865
  Less cost of treasury stock ............          (528,302)          (528,302)
  Retained earnings ......................        18,483,770         16,572,912
                                               -------------      -------------

                                                  34,531,493         32,583,687
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY ...................     $  48,156,300      $  47,797,711
                                               =============      =============


        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                             Statement of Cash Flows
               For the three months ended March 31, 2001 and 2000
                                   (Unaudited)

                                                        2001            2000
                                                    -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................     $ 1,910,858      $ 1,252,750
  Adjustments
     Depreciation, depletion and
       amortization ..........................         950,000        1,025,000
         (Gain) loss on property sales .......             245         (505,789)
         Change in other assets ..............          19,785           33,217
         Equity loss in
           Symskaya Exploration ..............          23,521           42,363
     Change in deferred income taxes .........            --            585,000
                                                   -----------      -----------
                                                     2,904,409        2,432,541
     Increase (decrease) from changes in:
      Accounts and advances receivable .......         659,414         (211,562)
      Other current assets ...................          14,667          (83,538)
      Accounts payable and accrued
         liabilities .........................        (566,210)         (22,442)
      Income taxes receivable/payable ........         501,322         (152,206)
                                                   -----------      -----------
  Net cash provided
     by operating activities .................       3,513,602        1,962,793
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .......................      (1,461,651)        (426,535)
  Proceeds from property sales ...............            --            513,298
  Change in other assets .....................            --            (50,000)
  Advances to Symskaya Exploration ...........         (23,521)         (42,363)
                                                   -----------      -----------

  Net cash used in investing activities ......      (1,485,172)          (5,600)
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Stock Option Proceeds ......................           8,000             --
  Payment of credit facility fee .............            --            (26,136)
  Payments on credit facility ................      (1,500,000)      (1,000,000)
                                                   -----------      -----------

  Net cash used in
          financing activities ...............      (1,492,000)      (1,026,136)
                                                   -----------      -----------

NET INCREASE IN CASH .........................         536,430          931,057

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD .....................       2,190,548        1,006,602
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ...........................     $ 2,726,978      $ 1,937,659
                                                   ===========      ===========

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL STATEMENTS

     In the opinion of the Company's management, the financial statements reflect the necessary adjustments, all of which are of a normal and recurring nature, to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations and its cash flows for the three month periods ended March 31, 2001 and 2000.

     The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K.

     The results for the three month period ended March 31, 2001 are not necessarily indicative of future results.

NOTE 2. NET INCOME PER SHARE

     Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and, if dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method).

     Options to purchase approximately 1,755,000 shares of common stock at prices of $1.06 to $5.50 per share were outstanding during the first three months of 2001, 357,517 of which were included in the computation of diluted net income per share for the period. Options to purchase approximately 1,589,000 shares of common stock at prices of $1.06 to $5.50 per share were outstanding during the first three months of 2000, 323,000 of which were included in the computation of net income per share at March 31, 2000.

                                     PART I
                                     ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Higher gas prices company-wide, particularly in California, and continued strong oil prices resulted in a 31% increase in oil and gas sales for the first quarter of 2001. Total revenues for the period were $7,167,958, compared to $6,138,931 during the first quarter of 2000. The Company recorded net income for the 2001 first quarter of $1,910,858, or $.15 per share. This compares to net income for the first quarter of 2000 of $1,252,750, or $.10 per share.

     Oil production in the 2001 first quarter was 162,000 barrels, compared to 170,000 in the same period last year. The decrease was attributable to normal production declines as properties mature. Gas production decreased to 412 million cubic feet in 2001 from 450 million cubic feet in 2000. The reduction was due primarily to the Company's reduced drilling program in California during 1999 and 2000.

     As of January 1, 2001, the Company had no volumes of oil or gas subject to hedging agreements.

     The average crude prices received in the first quarter this year were $24.89 per barrel, compared to $25.40 per barrel received during the same period of 2000. Gas prices increased significantly in the first quarter of 2001, averaging $7.95 per Mcf, compared to $2.37 per Mcf received during the first quarter of 2000. Gas prices remain strong but have recently moderated slightly as the California supply and demand problems are becoming more stable and the cold winter temperatures are moderating.

     Higher operating expenses, and administrative costs were offset by lower interest cost and no 3-D seismic charges during the first quarter of 2001. Operating costs rose from $1,642,923 in 2000 to $1,775,036 in 2001 an 8% increase. This increase is a function of higher value-based production taxes due to the increased revenues, and reduced portion of revenues coming from gas production which historically has had lower operating costs.

     General and administrative expenses increased from 2000 first quarter levels. The increase was due to higher compensation and other administrative expenses.

     Lower interest costs in 2001 reflect the reduced balance of the debt outstanding under the Company's credit facility and lower interest rates applied to this amount.


CAPITAL RESOURCES AND LIQUIDITY

     Improved financial results have led to a continued strengthening of the Company's financial position at March 31, 2001. The Company's cash balances increased by 24% from December 31, 2000. Cash flow from operating activities in the first quarter of 2001 increased by more than 79% from $1,962,793 at March 31, 2000 to $3,513,602 at March 31, 2001.

     Investment in property and equipment for the first three months of 2001 totaled $1,461,651, a 243% increase from the amount recorded during the corresponding three months of 2000. Approximately $576,000 of this amount was for the purchase of producing properties adjacent to the Company's Ashley Valley field in Utah. Higher cash flows in 2001 will allow the Company to continue to expand its exploration and exploitation activities. The bulk of the Company's drilling should occur during the third and fourth quarters of the year.

     Higher cash flows during the quarter enabled the Company to make further reductions in its long-term debt. Debt outstanding at March 31, 2001 was $7 million, down $1.5 million from year-end 2000 amounts, reflecting the Company's plan of using excess cash flow to aggressively manage its balance sheet. The Company's commitment under its credit facility is subject to a redetermination as of May 1 and November 1 of each year, with estimated future oil and gas prices used in the evaluation determined by the Company's lender. The Company's current commitment under its credit facility is $17 million. Accordingly, as of March 31, 2001, the Company had $10 million of remaining availability on the facility. The Company is in compliance with all its facility covenants.

     The Company believes that existing cash balances, cash flow from operating activities, and funds available under the Company's credit facility will provide adequate resources to meet its capital and exploration spending objectives for 2001.

OTHER ITEMS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company adopted SFAS No. 133 on January 1, 2001, and the adoption of this pronouncement did not have a material impact on the Company's financial position and results of operations. The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

FORWARD LOOKING STATEMENTS

     The preceding discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing in the Company's annual report on Form 10-K. Except for the historical information contained herein, the matters discussed in this report contain forward- looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 2le of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes", "anticipates", "plans", "expects", "may", "should" or similar expressions are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward- looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

     Important factors that may effect future results include, but are not limited to: drilling success, the availability of equipment and contract services, environmental risks and impediments, geologic hazards, the risk of a significant natural disaster, the inability of the Company to insure against certain risks, fluctuations in commodity prices, the inherent limitations in the ability to estimate oil and gas reserves, changing government regulations, as well as general market conditions, competition and pricing, and other risks detailed from time to time in the Company's SEC reports, copies of which are available upon request from the Company's investor relations department.

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

                                                  EQUITY OIL COMPANY
                                                    (Registrant)

DATE:     May 11, 2000             By  /s/ Paul M. Dougan
       ----------------------         ---------------------
                                      Paul M. Dougan, President


DATE:     May 11, 2000             By  /s/ Russell V. Florence
      -----------------------         ------------------------
                                      Russell V. Florence, Treasurer