Form 10-Q
period 2001-06-30
EQUITY OIL CO
filed 2001-08-13
CIK 33325

FORM 10Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                         ------------------------------
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
                                      ---------------   ----------------

                         Commission file number: 0-610
                   -------------------------------------------

                               EQUITY OIL COMPANY
                               ------------------
             (Exact name of registrant as specified in its charter)

                        COLORADO                  87-0129795
                 ----------------------       -------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,673,138

                          ITEM I: Financial Statements



                               EQUITY OIL COMPANY
                            Statement of Operations
                For the Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)



                                                           2001             2000
                                                      ---------        ---------

REVENUES

         Oil and gas sales ...................      $13,449,777      $10,791,419
         Other ...............................          272,373        1,228,520
                                                    -----------      -----------

                                                     13,722,150       12,019,939

EXPENSES

         Operating costs .....................        3,736,407        3,284,518
         Depreciation, depletion and
           amortization ......................        1,920,000        2,000,000
         3-D seismic .........................           24,824          530,793
         Exploration .........................          888,406          871,903
         General and administrative ..........        1,374,924          971,557
         Interest ............................          282,722          614,567
                                                    -----------      -----------

                                                      8,227,283        8,273,338


Income before income taxes ...................        5,494,867        3,746,601

Provision for income taxes ...................        2,115,324        1,385,069
                                                    -----------      -----------

NET INCOME ...................................      $ 3,379,543      $ 2,361,532
                                                    ===========      ===========


Net income per share

         Basic ...............................      $       .27      $       .19
         Diluted .............................      $       .26      $       .18

Weighted average shares outstanding

         Basic ...............................       12,673,138       12,643,440
         Diluted .............................       13,000,425       12,810,911






        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                             Statement of Operations
                For the Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)



                                                           2001             2000
                                                     ----------        ---------

REVENUES

         Oil and gas sales ...................      $ 6,391,517      $ 5,403,396
         Other ...............................          162,675          477,612
                                                    -----------      -----------

                                                      6,554,192        5,881,008

EXPENSES

         Operating costs .....................        1,961,371        1,641,595
         Depreciation, depletion and
           amortization ......................          970,000          975,000
         3-D seismic .........................           24,824          339,115
         Exploration .........................          394,724          434,451
         General and administrative ..........          601,232          456,875
         Interest ............................          116,468          275,121
                                                    -----------      -----------

                                                      4,068,619        4,122,157

Income before income taxes ...................        2,485,573        1,758,851

Provision for income taxes ...................        1,016,888          650,069
                                                    -----------      -----------

NET INCOME ...................................      $ 1,468,685      $ 1,108,782
                                                    ===========      ===========


Net income per share

         Basic ...............................      $       .12      $       .09
         Diluted .............................      $       .11      $       .09

Weighted average shares outstanding

         Basic ...............................       12,684,177       12,643,440
         Diluted .............................       12,981,790       12,853,717




        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                                  Balance Sheet
                   as of June 30, 2001, and December 31, 2000
                                   (Unaudited)


                                                    June 30,       December 31,
ASSETS                                                  2001               2000
------                                            ----------        -----------

Current assets:
  Cash and cash equivalents ..............     $   2,234,416      $   2,190,548
  Accounts and advances receivable .......         4,352,783          5,471,937
  Income taxes receivable ................           356,084            107,490
  Deferred income taxes ..................            79,896             79,896
  Other current assets ...................            88,343             58,667
                                               -------------      -------------
                                                   7,111,522          7,908,538

Property and equipment ...................       108,591,160        106,031,805
Less accumulated depreciation,
 depletion and amortization ..............        68,427,926         66,509,569
                                               -------------      -------------
                                                  40,163,234         39,522,236

Other assets .............................           327,366            366,937
                                               -------------      -------------

TOTAL ASSETS .............................     $  47,602,122      $  47,797,711
                                               =============      =============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................     $   1,930,980      $   2,303,102
  Accrued liabilities ....................           128,456            189,912
  Income taxes payable ...................           616,492            632,435
                                               -------------      -------------
                                                   2,675,928          3,125,449

Revolving credit facility ................         5,500,000          8,500,000
Deferred income taxes ....................         3,414,617          3,588,575
                                               -------------      -------------
                                                   8,914,617         12,088,575
Stockholders' Equity:
  Common stock ...........................        12,851,661         12,819,212
  Paid in capital ........................         3,735,763          3,719,865
  Less cost of treasury stock ............          (528,302)          (528,302)
  Retained earnings ......................        19,952,455         16,572,912
                                               -------------      -------------

                                                  36,011,577         32,583,687
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY ...................     $  47,602,122      $  47,797,711
                                               =============      =============



        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                             Statement of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                            2001           2000
                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ....................................   $ 3,379,543    $ 2,361,532
   Adjustments
     Depreciation, depletion and
       amortization ..............................     1,920,000      2,000,000
     (Gain) loss on
           property dispositions .................           807       (504,082)
  Change in deferred income taxes ................      (173,958)     1,235,000
         Equity loss in
           Symskaya Exploration ..................        52,171         82,959
         Change in other assets ..................        39,571         53,001
                                                     -----------    -----------

   Net cash provided before changes in
      working capital items ......................     5,218,134      5,228,410

   Increase (decrease) from changes in:
       Accounts and advances receivable ..........     1,119,154       (663,289)
       Other current assets ......................       (29,676)       192,560
       Accounts payable and accrued
         liabilities .............................      (433,578)       198,576
       Income taxes receivable/payable ...........      (229,293)      (102,103)
                                                     -----------    -----------
   Net cash provided
     by operating activities .....................     5,644,741      4,854,154
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Symskaya Exploration ..............       (52,171)       (82,959)
   Proceeds from sale of properties ..............          --          513,298
   Change in other assets ........................          --          (50,000)
   Capital expenditures ..........................    (2,561,805)    (1,367,048)
                                                     -----------    -----------
   Net cash used in investing
     activities ..................................    (2,613,976)      (986,709)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock option proceeds .........................        13,103           --
   Payment of credit facility fees ...............          --          (26,136)
   Payments on credit facility ...................    (3,000,000)    (2,000,000)
                                                     -----------    -----------
   Net cash used in
      financing activities .......................    (2,986,897)    (2,026,136)
                                                     -----------    -----------

NET INCREASE IN CASH .............................        43,868      1,841,309

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD ........................     2,190,548      1,006,602
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD ..............................   $ 2,234,416    $ 2,847,911
                                                     ===========    ===========


        The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

     The accompanying financial statements of Equity Oil Company ("Equity" or "the Company") have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect the adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of its operations for the three and six month periods ended June 30, 2001 and 2000, and its cash flows for the six month periods ended June 30, 2001 and 2000.

     The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K, and the Company's Form 10-Q for the first quarter of 2001.

     The results for the three and six month periods ended June 30, 2001 are not necessarily indicative of future results.

Note 2.  Net Income Per Share

     Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and, if dilutive, potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method).

     Options to purchase approximately 1,793,000 shares of common stock at prices of $1.06 to $5.50 per share were outstanding at June 30, 2001, of which, 297,613 and 327,286 of these options were included in the computation of diluted earnings per share for the second quarter and first half of 2001, respectively. Options to purchase approximately 1,604,000 shares of common stock at prices of $1.06 to $5.50 per share were outstanding at June 30, 2000, of which, 210,000 and 167,000 were included in the computation of diluted net income per share for the second quarter and first half of 2000, respectively.

                                     PART I

                                     ITEM 2

Management's Discussion and Analysis of Financial Condition and
Results of Operation

RESULTS OF OPERATIONS

Financial Results

     Continued strong oil and gas prices enabled the Company to report higher net income in both the first six months and second quarter of 2001 compared to the same periods of 2000. During the first six months of 2001, the Company recorded net income of $3,379,543, or $.27 per basic share, compared to net income of $2,361,532 during the corresponding period of 2000, or $.19 per basic share. Total revenues of $13,722,150 were 14% higher than total revenues of $12,019,939 recorded in the first half of 2000.

     The Company recorded net income in the second quarter of 2001 of $1,468,685, or $.12 per basic share, compared to second quarter 2000 net income of $1,108,782, or $.09 per share. Second quarter revenues in 2001 of $6,554,192 were 11% higher than the $5,881,008 reported in the second quarter of 2000.

Operating Results

     Higher commodity prices in the industry have allowed the Company to achieve record levels of revenue, earnings and cash flow. The downside of high prices is the increased competition for projects, drilling equipment and oil field services. In addition, the increased level of drilling activity has led to longer than usual time frames for obtaining the necessary regulatory permits to develop projects.

     The Company is actively pursuing the issuance of the necessary regulatory permits and oil field services to drill two exploratory wells on the Company's proprietary 3-D seismic project which was shot last year over the Beaver Creek area in North Dakota. In addition, during the first half of the year a new 3-D seismic survey was completed over the Company's Torchlight field in the Big Horn Basin of Wyoming. The data is currently being evaluated to identify possible drill sites. Also, two 3-D surveys will begin shortly in the Williston Basin of North Dakota, and two additional 3-D surveys on Company owned prospects in Wyoming are planned for later in the year.

     Gas prices in California remained substantially above the gas price for the rest of the country in the first half of the year. Workovers and recompletions on existing wells have somewhat moderated the decline in production from the Company's Sacramento Basin properties. Two dry holes were drilled on Sacramento Basin 3-D seismic surveys during the first half of the year and a third dry hole was drilled during July at the Company's operated Merlin survey. Currently there is one more well planned for this year in the Sacramento basin.

     Development drilling has been more successful. During the first half of the year one gas well was completed in the Siberia Ridge field in southwest Wyoming. The well, in which Equity has a 50% working interest, went on production in June at an initial rate of 1.1 MMcf per day. Three additional development wells in the Siberia Ridge field are planned for 2001 with Equity having a 50% working interest in two of them and a 100% working interest in the third. Drilling of these wells is dependent on the timely issuance of drilling permits by the Bureau of Land Management. A development oil well has been drilled as a twin to the Beaver Creek #24-15 well in North Dakota to produce the Duperow reserves that were tested in the #24-15 well at a rate of 400 barrels per day. The well, in which Equity has a 32.5% working interest, has been drilled and cased and is currently waiting on a completion rig. Work continues on the Big Horn and Sacramento basin workover programs in an effort to enhance production from existing properties.

     Although the Company remains optimistic it will be able to complete the majority of its projects in the 2001 budget, the increased industry wide activity and competition may force some activities to be delayed until necessary permits can be obtained and equipment secured. This may result in some projects being delayed until 2002.


CAPITAL RESOURCES AND LIQUIDITY


     Cash and cash equivalents totaled $2,234,416 as of June 30, 2001. Working capital at June 30, 2001 remained strong at $4,435,594, compared to $4,783,089 at December 31, 2000. The Company's ratio of current assets to current liabilities improved to 2.66 to 1 at June 30, 2001, compared to 2.53 to 1 at December 31, 2000. Cash provided by operating activities before working capital changes remained constant, at $5,228,410 in the first six months of 2000 to $5,218,134 during the same period of 2001.

     Investment in property and equipment for the first six months of 2001 totaled $2,561,805, an 87% increase from the amount recorded during the corresponding six months of 2000. The bulk of the Company's current year drilling is planned to take place during the second half of the year.

     Higher cash flows enabled the Company to make $3,000,000 in principal payments on its credit facility during the first half of 2001, reflecting the Company's plan of using these higher cash flows to aggressively manage its balance sheet. The Company's commitment under its credit facility is subject to a redetermination as of May 1 and November 1 of each year, with estimated future oil and gas prices used in the evaluation determined by the Company's lender. The Company's current commitment under its credit facility is $17 million. Accordingly, as of June 30, 2001, the Company had $11.5 million of remaining availability on the facility. The Company is in compliance with all of its facility covenants.

     The Company believes that existing cash balances, cash flow from operating activities, and funds available under the Company's credit facility will provide adequate resources to meet its capital and exploration spending objectives for 2001.

COMPARISON OF SECOND QUARTER 2001 WITH SECOND QUARTER 2000

     Continued strong commodity pricing, particularly gas prices, resulted in a 18% increase in oil and gas revenues for the second quarter of 2001. Total revenues for the period were $6,554,192, compared to $5,881,008 during the same period of 2000.

     Average oil prices received in the second quarter were $24.42 per barrel, compared to $25.03 per barrel in the second quarter of 2000. Gas prices were up sharply, averaging $6.51 per Mcf in the second quarter of 2001 compared to $3.08 per Mcf in 2000. Oil production decreased to 159,000 barrels in 2001 compared to 170,000 barrels during the same period of 2000. Gas production in the 2001 second quarter decreased to 374,000 Mcf compared to 380,000 Mcf in the comparable period last year. Production declines are due primarily to normal production declines as properties mature.

     Total expenses in 2001 decreased slightly over 2000 second quarter levels. Operating costs rose 19% from 2000 levels, as the Company continues to workover older properties and plug old abandoned wells. In addition, higher gas prices resulted in higher value- based production taxes.

     The Company also incurred $339,115 in 3-D seismic costs in the second quarter of 2000 while incurring minimal such costs during the same period of 2001. The Company's 3-D seismic activity in the first half of 2001 was limited to producing fields and thus capitalized rather than expensed.

     General and administrative expenses increased 32% from 2000 second quarter levels. Two thirds of this increase is due to consulting fees paid to an employment search firm related to the hiring of a new vice president of corporate development. The remaining increase is attributable to higher compensation and other administrative costs. Lower interest costs in 2001 reflect the lower amount of debt outstanding under the Company's credit facility and lower interest rates.

COMPARISON OF FIRST HALF 2001 WITH FIRST HALF OF 2000


     Continued strong oil prices and higher gas prices have led to a 25% increase in oil and gas sales for the first half of 2001. Total revenues for the period were $13,722,150, compared to $12,019,939 during the first six months of 2000.

     Average oil prices received by the Company in the first six months of 2001, were $24.99 per barrel, compared to $25.22 per barrel during the same period of 2000. Average gas prices received during the first six months of 2001 were $6.92 per Mcf, which compared to $2.69 per Mcf during the same period of 2000. Through the first six months of 2001, oil production of 321,000 barrels was down from 2000 production of 340,000 barrels. Natural gas production decreased from 830,000 Mcf in 2000 to 786,000 Mcf in 2001. The reduction was due primarily to the natural production decline as the properties mature.

     Included in first half 2000 revenues was $505,000 in non-recurring property sales recognized in the first quarter of the year. No such amounts were recognized in 2001. The Company also recognized gains on the sale of securities and property promotions in 2000. There were no securities gains and minimal property promotion income in 2001.

     Higher revenues were partially offset by higher operating costs, and administrative costs. Operating costs rose 14% from 2000 levels, as the Company continues to spend money on property workovers and scheduled necessary maintenance. In addition, higher gas prices resulted in higher value-based production taxes.

     The first half of 2000 expenses include costs associated with two Company operated 3-D seismic surveys, one in the Sacramento Basin of California and one in North Dakota. The Company's 3-D seismic activity in the first half of 2001 was limited to producing fields and thus capitalized rather than expensed.

     General and administrative expenses increased from 2000 first half levels. The increase was due to higher compensation costs, fees paid to an employment search firm associated with hiring a new vice president of corporate development and other administrative expenses.

     Lower interest costs in 2001 reflect lower interest rates applied to a reduced amount of debt outstanding under the Company's credit facility.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     At the Company's annual meeting, held on May 9, 2001, shareholders were asked to elect Mr. Paul M. Dougan, and Mr. Douglas W. Brandrup to the staggered board to serve three year terms expiring in 2004. Based on the votes received, each director nominee was elected to the board. The following votes were recorded for each director.

     Each director nominee received at least 99% of the shares voted at the meeting.

                               Dougan        Brandrup
                            ------------   ------------

Affirmative votes            10,706,851     10,703,661
Withhold authority               45,887         49,077

Item 6.  Exhibits, and Reports on Form 8-K.

     Exhibits.

 (a) The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.


 (b) No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EQUITY OIL COMPANY
                                  (Registrant)


DATE:     August 13, 2001         By /s/ Paul M. Dougan
       ----------------------        ---------------------
                                     Paul M. Dougan, President


DATE:     August 13, 2001         By /s/ Russell V. Florence
       ----------------------        --------------------------
                                     Russell V. Florence, Treasurer,
                                     Principal Accounting Officer

                                 EXHIBIT INDEX

 Exhibit Number                  Exhibit Title

10.1       Change in Control Compensation Agreement for David P. Donegan.


                    CHANGE IN CONTROL COMPENSATION AGREEMENT

     This Agreement, dated as of the 1st day of June, 2001 between Equity Oil Company, ("Equity"), and David P. Donegan (the "Executive").

     The Compensation Committee of the Board of Directors of Equity has recommended, and the Board of Directors has approved, that Equity enter into agreements, providing for compensation under certain circumstances after a change in control, with key executives of Equity and its subsidiaries who are from time to time designated by the Compensation Committee;

     Executive is a key executive of Equity and has been selected by the Compensation Committee to enter into this Agreement;

     Should Equity become subject to any proposed or threatened Change in Control (as defined below), the Board of Directors of Equity believes it imperative that Equity and the Board of Directors be able to rely upon Executive to continue in his position, and that Equity be able to receive and rely upon his advice, if requested, as to the best interests of Equity and its stockholders without concern that he might be distracted by the personal uncertainties and risks created by such a proposal or threat; and

     Should Equity receive any such proposal, in addition to Executive's regular duties, he may be called upon to assist in the assessment of such proposals, advise management and the Board of Directors as to whether such proposal would be in the best interests of Equity and its stockholders, and to take such other actions above and beyond his regular duties as the Board might determine to be appropriate;

     NOW, THEREFORE, to assure Equity that it will have the continued dedication of Executive and the availability of his advice and counsel notwithstanding the possibility, threat or occurrence of an effort to take over control of Equity, and to induce Executive to remain in the employ of Equity and for other good and valuable consideration, Equity and Executive agree as follows:


     1. Services During Certain Events. In the event a third person begins a tender or exchange offer, circulates a proxy to stockholders, or takes other steps to effect a Change in Control (as defined below), Executive agrees that he will not voluntarily leave the employ of Equity on less than six months written notice to the Chairman of the Board of Equity, and will render the services expected of the shareholders of Equity, until the third person has abandoned or terminated its efforts to effect a Change in Control or for six months subsequent to the occurrence of a Change in Control in order to facilitate an orderly transition.

     2. Termination Following Change in Control. Except as provided in Section 4 below, Equity will provide or cause to be provided to Executive the rights and benefits described in Section 3 below in the event that Executive's employment is terminated at any time within two (2) years following a Change in Control (as such term is defined in this Section 2) under the circumstances stated in (a) or
(b) below.


     (a) for reasons other than for "cause" (as such term is defined in Section 4 hereof) or other than as a consequence of Executive's death, permanent disability or voluntary retirement.

     (b) by Executive following the occurrence of any of the following events:

          (i) a substantial reduction in Executive's duties or responsibilities;

          (ii) the reduction of Executive's annual base salary, including any deferred portions of it;

          (iii) the transfer of Executive to a location requiring a change in his residence or a material increase in the amount of travel normally required of Executive in connection with his employment; or

          If a Change in Control shall occur prior to or during any renewal term, as set forth in Section 6 below, Executive shall be entitled to the rights and benefits provided for in this Section 2 notwith-standing any other provisions to the contrary in this Agreement.

          For purposes of this agreement, a "change in control of the company" means a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934; provided that, without limitation, such a change in control shall be deemed to have occurred if:

          (A) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) other than the company or any person who on the date hereof is a director or officer of the company is or becomes the beneficial owner (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) directly or indirectly, of securities of the company representing 20 percent of the combined voting power of the company's then outstanding securities; or (B) there is a merger or consolidation of the Company in which the Company does not survive as an independent public company; or (C) the business or businesses of the Company for which your services are principally performed are disposed of by the Company pursuant to a partial or complete liquidation of the Company, a sale of assets of the Company, or otherwise.

     3. Rights and Benefits Upon Termination. In the event of the termination of Executive's employment under any of the circumstances set forth in Section 2 hereof ("Termination"), Equity agrees to provide or cause to be provided to Executive the following rights and benefits:

     (a) Salary and Other Payments at Termination. Executive shall be entitled to receive payment in cash in the amount of two (2) times Executive's average Annual Earnings (as such term is defined in this Section 3(a)), which for purposes of this Agreement shall be deemed to be the "base amount" as that term is defined in Section 280G of the Internal Revenue Code of 1986, as amended during the most recent five-year fiscal periods (or the period during which the Executive has been employed by Equity or any of its subsidiaries if less than five years). However, if such amount exceeds limits provided in the then existing provisions of the Internal Revenue Code for the imposition of tax penalties on such payments, the amount shall be reduced to the highest amount allowed to avoid such penalties.

     For purposes of this Agreement, "Annual Earnings" shall mean the amounts earned by Executive for personal service rendered to Equity and its subsidiaries, as reportable on Treasury Department Form W-2, including bonuses, if any, paid or accrued to Executive for the most recently ended calendar year prior to the date of Termination. Earnings shall not include any income attributable to grants of and dividends on shares awarded (whether as options, stock appreciation rights, restricted stock or any other form) under the Equity 1993 and 2000 Stock Option Plan or Incentive Stock Option Plan or any successor thereto.

     (b) Plan Benefits under Equity's Profit Sharing Plan. Except to the extent expressly Prohibited by any applicable law or regulation, any and all restrictions, vesting schedules or Schedule of exercise provided in the Equity Profit Sharing Retirement Plan (or any successor to it) shall immediately lapse and Executive shall be entitled immediately to receive all benefits previously granted him under that plan.

     (c) Insurance and Other Special Benefits. For a period of two (2) years, Executive shall continue to be covered by the life insurance, medical insurance, and accident and disability insurance plans of Equity and its subsidiaries or any successor plan or program in effect at or after Termination for employees in the same class or category as was Executive prior to his Termination, subject to the terms of such plans and to Executive's making any payments therefor required of employees in the same class or category as was Executive prior to his Termination. In the event Executive is ineligible to continue to be so covered under the terms of any such benefit plan or program, or, in the event Executive is eligible but the benefits applicable to Executive under any such plan or program after Termination are not substantially equivalent to the benefits applicable to Executive immediately prior to Termination, then, for a period of two (2) years, Equity shall provide such substantially equivalent benefits, or such additional benefits as may be necessary to make the benefits applicable to Executive substantially equivalent to those in effect before Termination, through other sources; provided, however, that if during such period Executive should enter into the employ of another company or firm, Executive's participation in the comparable benefit provided by Equity either directly or through such other sources shall cease. Nothing contained in this paragraph shall be deemed to require or permit termination or restriction of any of Executive's coverage under any plan or program of Equity, or any of its subsidiaries or any successor plan or program thereto to which Executive is entitled under the terms of such plan.

     (d) Other  Benefit  Plans.  The specific  arrangements  referred to in this
Section 3 are not intended to exclude Executive's Participation in other benefit plans in which Executive currently participates or which are or may become available to executive personnel generally in the class or category of Executive or to preclude other compensation or benefits as may be authorized by the Board of Directors from time to time.

     (e) No Duty to Mitigate. Executive's entitlement to benefits under this plan shall not be governed by any duty to mitigate his damages by seeking further employment nor offset by any compensation which he may receive from future employment.

     (f) Payment Obligations Absolute. Unless Section 4 is applicable, Equity's obligation to pay or cause to be paid to Executive the benefits and to make the arrangements provided in this Section 3 shall be absolute and unconditional and shall not be affected by any circumstances, including without limitation, any set off, counterclaim, recoupment, defense or other right, which Equity may have against him or anyone else. All amounts payable by or on behalf of Equity under this agreement shall, unless specifically stated to the contrary in this agreement, be paid without notice or demand. Each and every payment made hereunder by or on behalf of Equity shall be final and Equity and its subsidiaries shall not, for any reason whatsoever, seek to recover all or any part of such payment from Executive or from whomever shall be entitled thereto.

     4. Conditions to the Obligations of Equity. Equity shall have no obligation to provide or cause to be provided to Executive the rights and benefits described in Section 3 hereof if either of the following events shall occur:

     (a) Termination for Cause. If Executive engages in serious or wilful misconduct which is detrimental to the Company or its shareholders or is convicted of a felony.

     (b) Resignation as Director or Officer. If executive shall fail, promptly after Termination and upon receiving a written request to do so, to resign as a director and/or officer of Equity and each subsidiary and affiliate of Equity of which he is then serving as a director and/or officer.

     5. Cooperation. Executive agrees that, at all times following Termination, he will furnish such information and render such assistance and cooperation as may reasonably be requested in connection with any litigation or legal proceedings concerning Equity or any of its subsidiaries (other than any legal proceedings concerning Executive's employment). In connection with such cooperation, Equity will pay or reimburse Executive for all reasonable expenses incurred in cooperating with such requests.


     6. Term of Agreement. Subject to Section 2 hereof, this Agreement shall terminate on December 31, 2001; provided, however, that this Agreement shall automatically renew for successive one-year terms unless Equity notifies Executive in writing at least 60 days prior to the expiration date that it does not desire to renew the Agreement for an additional term; and provided further, however, that such notice shall not be given and if given shall have no effect
(i) within two (2) years after a Change in Control or (ii) during any period of time when Equity has reason to believe that any third person has begun a tender or exchange offer, circulated a proxy to stockholders, or taken other steps or formulated plans to effect a Change in Control, such period of time to end when, in the opinion of the Compensation Committee, the third person has abandoned or terminated his efforts or plans to effect a Change in Control.

     7. Expenses. Equity shall pay or reimburse Executive for all costs and expenses, including, without limitation, court costs and attorneys' fees, incurred by Executive as a result of any claim, action or proceeding by Executive against Equity arising out of, or challenging the validity or enforceability of, this Agreement or any provision of this agreement.

     8. Miscellaneous.

     (a) Assignment. No right, benefit or interest under this agreement shall be subject to assignment, anticipation, alienation, sale, encumbrance, charge, pledge, hypothecation or set-off in respect of any claim, debt or obligation, or to execution, attachment, levy or similar process; provided, however, that Executive may assign any right, benefit or interest under this agreement if such assignment is permitted under the terms of any plan or policy of insurance or annuity contract governing such right, benefit or interest.

     (b) Construction of Agreement. Nothing in this Agreement shall be construed to amend any provision of any plan or policy of Equity other than as specifically stated here. This Agreement is not, and nothing here shall be deemed to create an employment contract between Executive and Equity or any of its subsidiaries. Executive acknowledges that the rights of Equity employing him to change or reduce at any time and from time to time his compensation, title, responsibilities, location and all other aspects of the employment relationship or to discharge him prior to a Change in Control shall remain wholly unaffected by the provisions of this Agreement. No waiver by either party to this Agreement at any time of any breach by the other party to this agreement, or noncompliance with any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of that or of any provision or condition. This Agreement sets forth the entire agreement of the parties here on the subjects addressed here and no agreements or representations express or implied on such subjects have been made by either party which are not set forth expressly in this Agreement.

     (c) Amendment. This Agreement may not be amended, modified or canceled except by written agreement of the parties.

     (d) Waiver. No provision of this Agreement may be waived except by a writing signed by the party to be bound thereby.

     (e) Severability. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall remain in full force and effect to the fullest extent permitted by law.

     (f) Successors. This Agreement shall be binding upon and inure to the benefit of Executive and his personal representative and heirs, and Equity and any successor organization or organizations which shall succeed to substantially all of the business and property of Equity whether by means of merger, consolidation, acquisition of substantially all of the assets of Equity or otherwise, including by operation of law. References here to duties and obligations of Equity following a Change in Control are binding upon and shall be the joint and several liability of Equity or any successor of it and all subsidiaries of Equity and any successors of any of them.

     (g) Taxes. Any payment or delivery required under this Agreement shall be subject to all requirements of the law with regard to withholding of taxes, filing, making of reports and the like, and Equity shall use its best efforts to satisfy promptly all such requirements.

     (h) Governing Law. This Agreement shall be governed by the law of the State of Colorado.

     IN WITNESS, the parties have executed this Agreement as of the day and year first above written.




Date: June 1, 2001                     David P. Donegan
                                       Executive



                                       EQUITY OIL COMPANY



Date: June 1, 2001                     W. Durand Eppler
                                       Chairman, Compensation Committee of the
                                       Board of Directors of Equity Oil Company