Form 10-Q
period 2001-09-30
EQUITY OIL CO
filed 2001-11-05
CIK 33325

FORM 10Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended
                               September 30, 2001
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
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
Yes      No
   -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares  outstanding of each of the issuer's  classes
of common stock, as of the latest practicable date:   12,688,061

                          ITEM I: Financial Statements

                               EQUITY OIL COMPANY
                            Statements of Operations
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                          2001          2000
                                       ----------    ---------

REVENUES

     Oil and gas sales                $17,247,604  $16,818,425
     Interest income                      127,180      130,887
     Other                                182,765    1,295,153
                                       ----------   ----------

                                       17,557,549   18,244,465

EXPENSES

     Operating costs                    5,583,541    5,032,304
     Depreciation, depletion and
       amortization                     2,850,000    3,000,000
         Impairment of proved oil and
           gas properties                  69,545            -
     Equity loss in
           Symskaya Exploration, Inc.     105,414      101,890
     3-D seismic                          200,005      590,769
     Exploration                        1,436,842    1,523,754
     General and administrative         1,889,517    1,467,340
     Interest                             353,872      885,183
                                       ----------   ----------
                                       12,488,736   12,601,240

         Income before income taxes     5,068,813    5,643,225

     Provision for income taxes         1,814,805    2,067,666
                                       ----------    ---------

NET INCOME                            $ 3,254,008   $3,575,559
                                       ==========    =========

Net income per share

         Basic                               $.26         $.28
         Diluted                             $.25         $.28

Weighted average shares outstanding

         Basic                         12,678,711   12,643,440
         Diluted                       12,980,699   12,932,233



        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                            Statements of Operations
             For the Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                         2001           2000
                                      -----------   ----------

REVENUES

     Oil and gas sales                 $3,797,827   $6,027,006
     Interest income                       27,656       55,236
     Other                                  9,916      142,284
                                        ---------   ----------

                                        3,835,399    6,224,526

EXPENSES

     Operating costs                    1,847,134    1,747,786
     Depreciation, depletion and
       amortization                       930,000    1,000,000
         Impairment of proved oil and
           gas properties                  69,545            -
     Equity loss in
           Symskaya Exploration, Inc.      53,243       18,931
     3D seismic                           175,181       59,976
     Exploration                          600,607      734,810
     General and administrative           514,593      495,783
     Interest                              71,150      270,616
                                        ---------   ----------

                                        4,261,453    4,327,902

         Income (loss) before
            income taxes                 (426,054)   1,896,624

         Provision for (benefit from)
            income taxes                 (300,519)     682,597
                                      -----------   ---------

NET INCOME (LOSS)                      $ (125,535)  $1,214,027
                                        ==========   =========

Net income (loss) per common share:

         Basic                        $     (0.01) $      0.10
         Diluted                      $     (0.01) $      0.09

Weighted average shares outstanding:

     Basic                             12,688,061   12,643,440
     Diluted                           12,901,672   12,860,825








        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                                  Balance Sheet
                 as of September 30, 2001 and December 31, 2000
                                   (Unaudited)



                                   September 30,  December 31,
ASSETS                                 2001           2000
------                             ------------    ---------

Current assets:
  Cash and cash equivalents       $ 2,355,714     $ 2,190,548
  Accounts and advances receivable  3,415,551       5,471,937
  Income taxes receivable             303,361         107,490
  Deferred income taxes               120,846          79,896
  Other current assets                 55,973          58,667
                                   ----------      ----------
                                    6,251,445       7,908,538

Property and equipment            109,914,458     106,031,805
Less accumulated depreciation,
 depletion and amortization        69,356,006      66,509,569
                                   ----------      ----------
                                   40,558,452      39,522,236

Other assets                          307,582         366,937
                                   ----------      ----------
                                      307,582         366,937

TOTAL ASSETS                      $47,117,479     $47,797,711
                                   ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                $ 2,091,671     $ 2,303,102
  Accrued liabilities                 165,039         189,912
  Federal, state and foreign
    income taxes payable               43,716         632,435
                                   ----------       ---------
                                    2,300,426       3,125,449

Revolving credit facility           5,500,000       8,500,000
Deferred income taxes               3,431,011       3,588,575
                                   ----------      ----------
                                    8,931,011      12,088,575
Stockholders' equity:
  Common stock                     12,851,661      12,819,212
  Paid in capital                   3,735,763       3,719,865
  Less cost of treasury stock        (528,302)       (528,302)
  Retained earnings                19,826,920      16,572,912
                                   ----------      ----------

                                   35,886,042      32,583,687
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $47,117,479     $47,797,711
                                   ==========      ==========



        The accompanying notes are an integral part of these statements.

                               EQUITY OIL COMPANY
                             Statement of Cash Flows
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                              2001          2000
                                          -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                         $ 3,254,008  $ 3,575,559

   Adjustments:
     Depreciation, depletion and
       amortization                     2,850,000    3,000,000
         Impairment of proved oil and
           gas properties                  69,545            -
     Loss (gain) on
       property dispositions                1,078     (499,965)
     Equity loss in
           Symskaya Exploration, Inc.     105,414      101,890
         Change in other assets            59,355       72,786
     Change in deferred income taxes     (198,514)   1,920,001

   Increase (decrease) from changes in:

     Accounts and advances receivable   2,056,386     (583,897)
     Other current assets                   2,694      192,560
     Accounts payable and accrued
       liabilities                       (236,304)     440,368
     Income taxes receivable/payable     (749,346)    (102,269)
                                        ---------    ---------
   Net cash provided
     by operating activities            7,214,316    8,117,033
                                        ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of properties             -      513,298
   Advances to Symskaya Exploration      (105,414)    (101,890)
   Capital expenditures                (3,956,839)  (1,823,362)
                                        ---------    ---------
   Net cash used in
       investing activities            (4,062,253)  (1,411,954)
                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payment of loan fees                         -      (26,136)
   Stock option proceeds                   13,103        3,189
   Payments on credit facility         (3,000,000)  (5,500,000)
                                        ---------    ---------
Net cash used in financing
      activities                       (2,986,897)  (5,522,947)
                                        ---------   ----------

NET INCREASE IN CASH                      165,166    1,182,132

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               2,190,548    1,006,602
                                        ---------    ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $ 2,355,714  $ 2,188,734
                                        =========    =========





        The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

     The accompanying financial statements of Equity Oil Company ("Equity" or "the Company") are unaudited. In the opinion of the Company's management, the financial statements reflect the adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of its operations for the three and nine month periods ended September 30, 2001 and 2000, and its cash flows for the nine month periods ended September 30, 2001 and 2000.

     The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K, and the Company's Form 10-Q for the first and second quarters of 2001.

     The results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of future results.

Note 2.  Net Income (Loss) Per Share

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and, if dilutive, potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method).

     Options to purchase approximately 1,649,000 shares of common stock at prices of $1.06 to $5.125 per share were outstanding at September 30, 2001, of which, 246,060 and 301,988 of these options were included in the computation of diluted earnings per share for the third quarter and first nine months of 2001, respectively. Options to purchase approximately 1,589,000 shares of common stock at prices of $1.06 to $5.50 per share were outstanding at September 30, 2000, of which, 536,500 were included in the computation of diluted net income per share for the third quarter and first nine months of 2000.

                                     PART I

                                     ITEM 2

Management's Discussion and Analysis of Financial Condition and
Results of Operation

RESULTS OF OPERATIONS

Financial Results

     Lower oil and gas prices and increased exploration activities during the third quarter of 2001 negatively impacted earnings for the quarter. For the quarter ended September 30, 2001, Equity recorded a net loss of $125,535, or $(.01) per basic share, compared to net income of $1,214,027, or $.10 per basic share, in the third quarter of 2000. Revenues in the 2001 third quarter were $3,835,399, down 38% from revenues of $6,224,526 in the 2000 third quarter. Cash flow from operating activities in the third quarter of 2001 of $1,569,575 was 52% lower than the third quarter 2000 operating cash flow of $3,262,879.

     Net income for the first nine months of 2001 was $3,254,008, or $.26 per basic share, compared to net income of $3,575,559, or $.28 per basic share reported in the first nine months of 2000. Total revenues of $17,557,549 were 4% lower than total revenues of $18,244,465 recorded in the first nine months of 2000. Cash flow from operating activities in the first nine months of 2001 of $7,214,316 was 12% lower than 2000 nine months cash flow of $8,177,033.

Operating Activities

     The Company participated in a successful development well in the Beaver Creek Field during the quarter. The Westport #24-15T recorded an initial pumping potential of 95 BOPD, 25 MCFD and 350 BWPD. Equity maintains a 32.5% working interest in the #24-15T. An exploratory dry hole was drilled on the Company's operated Merlin survey in the Sacramento Basin during the quarter.

     The Company anticipates receipt of a drilling permit for the Equity #33-14 Beaver Creek in November. The #33-14 is the first exploration well to be drilled on the Beaver Creek proprietary 3-D seismic project in the Williston Basin of North Dakota. Currently, Equity's working interest in the #33-14 Beaver Creek is 100%. The Company anticipated drilling two exploratory wells in Beaver Creek during 2001; however, the drilling permit for the Equity #32-4 Beaver Creek will not be issued this year. The exploration effort in this area is being expanded with the data acquisition phase of an approximate 15 square mile extension of the original Beaver Creek survey.

     The Company participated in a exploratory dry hole during October at its Raven Ridge prospect in the Uintah Basin of Northeastern Utah.

     During November 2001, Equity plans to commence its four well development drilling program in the Sage Creek and Torchlight Fields in its Bighorn Basin core area of operation. Drilling objectives in Sage Creek include an extension of the principal producing reservoir and an infill development well. A proprietary four square mile 3-D seismic survey, completed earlier this year, identified field extension development drilling opportunities in the Torchlight Field. Assuming issuance of one remaining drilling permit, two wells are planned at Torchlight. Equity's operated working interest in the Bighorn Basin development program varies between 56% and 100%.

     A six well infill development drilling program is underway in the Company's principal Canadian asset, the Cessford Field, in Southern Alberta. The 2001 drilling program is a continuation of the successful 2000 drilling campaign. The five 2000 infill wells are currently producing approximately 40% of the field's oil production of 380 BOPD and 60% of the total casing head gas production of 800 MCFD. Equity's working interest in Cessford is 50%.

     The three well development drilling program in the Siberia Ridge Field of Southwestern Wyoming may be initiated during the fourth quarter, however, the operator, Anadarko Petroleum, has currently been unable to secure drilling permits from the Federal Bureau of Land Management. It is likely that some portion of this drilling program will be deferred until 2002.

CAPITAL RESOURCES AND LIQUIDITY

     Cash and cash equivalents totaled $2,355,714 as of September 30, 2001, an increase of 8% since year-end 2000. Working capital at September 30, 2001 decreased 17% at $3,951,019, compared to $4,783,089 at December 31, 2000. The Company's ratio of current assets to current liabilities improved to 2.72 to 1 at September 30, 2001, compared to 2.53 to 1 at December 31, 2000.

     Cash balances and working capital remained strong despite the fact that the Company has reduced its outstanding debt by $3.0 million during 2001 to $5.5 million at September 30, 2001.

     The Company's commitment under its credit facility is subject to a redetermination as of May 1 and November 1 of each year, with estimated future oil and gas prices used in the evaluation determined by the Company's lender. The Company's current commitment under its credit facility is $17 million. Accordingly, as of September 30, 2001, the Company had $11.5 million of availability under its facility. The Company is in compliance with all of its facility covenants.

     Investment in property and equipment for the first nine months of 2001 totaled $4,034,421, a 121% increase from the amount recorded during the corresponding nine months of 2000. High cash flows have enabled the Company to actively pursue its 2001 drilling and workover programs.

     The Company believes that existing cash balances, cash flow from operating activities, and funds available under the Company's credit facility will provide adequate resources to meet its capital and exploration spending objectives for 2001.

COMPARISON OF THIRD QUARTER 2001 WITH THIRD QUARTER 2000

     Lower oil and gas prices, coupled with decreased oil and gas production, resulted in a 37% decrease in oil and gas sales for the third quarter of 2001. Total revenues for the period were $3,835,399, compared to $6,224,526 during the same period of 2000.

     The average oil price received in the third quarter was $22.68 per barrel, down 20% from $28.34 per barrel in the third quarter of 2000. Gas prices were down more drastically, averaging $1.59 per Mcf in the third quarter of 2001 compared to $3.84 per Mcf in 2000. Oil production decreased 8% to 151,000 barrels in 2001 compared to 165,000 barrels during the same period of 2000. Gas production in the 2001 quarter decreased to 357,000 Mcf compared to 370,000 Mcf in the comparable period last year. The reduction in oil and gas production is attributable to a normal production decline as properties mature.

     Total expenses in 2001 decreased 5% over 2000 third quarter levels. The decrease is attributable to lower exploration costs in 2001 and lower interest expense. Operating costs rose 6% from 2000 levels, primarily as a result of costs associated with abandoning nonproducing wells and higher workover expenses.

     Lower exploration costs are associated with the Company's delay in obtaining necessary drilling permits and oilfield services which have led to less drilling events this year as compared to the prior year. General and administrative expenses increased 4% from 2000 third quarter levels due to higher compensation, and employee relocation costs associated with the hiring of a new vice president of corporate development.

     Lower interest costs in 2001 reflect the lower amount of debt outstanding under the Company's credit facility and lower interest rates.

COMPARISON OF FIRST NINE MONTHS OF 2001 WITH FIRST NINE MONTHS OF 2000

     Higher gas prices offset lower oil prices and declines in oil and gas production to produce a modest 3% increase in oil and gas sales for the first nine months of 2001. Oil and gas revenues for the period were $17,247,604, compared to $16,818,425 during the first nine months of 2000. Total revenues for the first nine months in 2001 of $17,557,549 decreased 4% from $18,244,465 received during the same period in 2000.

     Average oil prices received by the Company in the first nine months of 2001, were $24.24 per barrel, compared to $26.10, net of hedging costs of $835,562 during the same period of 2000. Average gas prices received during the first nine months of 2001 were $5.25 per Mcf, which compared to $3.07 per Mcf during the same period of 2000. Through the first nine months of 2001, oil production of 472,000 barrels was down from 2000 production of 505,000 barrels. Natural gas production decreased from 1,200,000 Mcf in 2000 to 1,100,000 Mcf in 2001. These production declines are attributable to normal declines as the properties mature.

     Included in the 2000 nine month revenues is $505,000 in non- recurring property sales recognized in the first quarter of the year. There was no corresponding amount received in 2001. The Company also recognized gains on the sale of securities in 2000 and no such sales in 2001.

     Higher operating costs, and administrative costs were offset by lower 3-D seismic expense, exploration and interest costs. Overall expenses were 2% lower in 2001 than in the same period of 2000. Operating costs rose 11% from 2000 levels, as the Company continues its well workover programs and to incur costs associated with abandonment of nonproducing wells.

     Expenses in the first nine months of 2001 include costs  associated  with a
new  Company   operated  3-D  seismic  survey  in  North  Dakota.   The  Company
participated in two such surveys during the first nine months of 2000.

     Exploration costs decreased as the Company's 2001 drilling program has been delayed by the regulatory permitting process and difficulty in obtaining oilfield services. Through the first nine months of 2001, the Company incurred $311,000 in dry hole costs compared to $455,000 incurred during the same period of 2000.

     General and administrative expenses increased 28% from 2000 levels. The increase was due to higher compensation, fees paid to an employment search firm associated with hiring a new vice president of corporate development, employee relocation and shareholder expenses.

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

                                   EQUITY OIL COMPANY
                                   (Registrant)



DATE:     November 5, 2001         By /s/ Paul M. Dougan
       -----------------------       ---------------------
                                   Paul M. Dougan
                                   President

DATE:     November 5, 2001         By /s/Russell V. Florence
       -----------------------       -------------------------
                                   Russell V. Florence
                                   Treasurer
                                   Principal Accounting Officer