Form 10-Q
period 2002-03-31
EQUITY OIL CO
filed 2002-05-08
CIK 33325

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number: 0-610

EQUITY OIL COMPANY
(Exact name of registrant as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	87-0129795 (I.R.S. Employer Identification No.)

Suite 806, #10 West Third South, Salt Lake City, Utah 84101
(Address of principal executive offices)
(Zip Code)

(801) 521-3515
Registrant's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 3, 2002): 12,687,061

PART I—FINANCIAL INFORMATION

ITEM I: Financial Statements

EQUITY OIL COMPANY
Statements of Operations
For the three months ended March 31, 2002 and 2001
(Unaudited)

	2002		2001
REVENUES
Oil and gas sales		$3,665,726		$7,058,260
Other		66,210		109,698

		3,731,936		7,167,958

EXPENSES
Operating costs		1,744,279		1,775,036
Depreciation, depletion and amortization		900,000		950,000
3-D Seismic		14,934		—
Exploration		408,084		493,682
General and administrative		547,314		773,692
Interest		50,889		166,254

		3,665,500		4,158,664

Income before income taxes		66,436		3,009,294
Provision for income taxes		24,600		1,098,436

NET INCOME		$41,836		$1,910,858

Net income per share
Basic	$	..00	$	..15
Diluted		$.00		$.15
Weighted average shares outstanding
Basic		12,687,061		12,661,977
Diluted		12,813,446		13,019,494

The accompanying notes are an integral part of these statements.

EQUITY OIL COMPANY
Balance Sheets
as of March 31, 2002 and December 31,2001

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$393,159	$960,970
Accounts and advances receivable	2,774,231	2,929,996
Income taxes receivable	1,906,078	1,905,339
Deferred income taxes	25,843	25,843
Other current assets	5,901	31,794

	5,105,212	5,853,942

Property and equipment	113,275,791	112,864,000
Less accumulated depreciation, depletion and amortization	(71,593,316)	(70,693,316)

	41,682,475	42,170 684

Other assets	345,440	284,709

TOTAL ASSETS	$47,133,127	$48,309,335

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,798,871	$2,801,183
Accrued liabilities	169,085	411,453
Income taxes payable	160,683	158,647

	2,128,639	3,371,283
Revolving credit facility	5,500,000	5,500,000
Deferred income taxes	4,549,501	4,524,901

Total liabilities	12,178,140	13,396,184

Stockholders' Equity:
Common stock	12,851,661	12,851,661
Paid in capital	3,735,763	3,735,763
Less cost of treasury stock	(528,302)	(528,302)
Retained earnings	18,895,865	18,854,029

	34,954,987	34,913,151

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,133,127	$48,309,335

The accompanying notes are an integral part of these statements.

EQUITY OIL COMPANY
Statements of Cash Flows
For the three months ended March 31, 2002 and 2001
(Unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,836	$1,910,858
Adjustments
Depreciation, depletion and amortization	900,000	950,000
Loss on property sales	—	245
Change in other assets	14,693	19,785
Equity loss in Symskaya Exploration	40,398	23,521
Change in deferred income taxes	24,600	—

	1,021,527	2,904,409
Increase (decrease) from changes in:
Accounts and advances receivable	155,765	659,414
Other current assets	25,893	14,667
Accounts payable and accrued liabilities	(210,345)	(566,210)
Income taxes receivable/payable	1,297	501,322

Net cash (used in) provided by operating activities	994,137	3,513,602

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,446,126)	(1,461,651)
Advances to Symskaya Exploration	(40,398)	(23,521)

Net cash used in investing activities	(1,486,524)	(1,485,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock option proceeds	—	8,000
Payment of credit facility fees	(75,424)	—
Payments on credit facility	—	(1,500,000)

Net cash used in financing activities	(75,424)	(1,492,000)

NET (DECREASE) INCREASE IN CASH	(567,811)	536,430
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	960,970	2,190,548

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$393,159	$2,726,978

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

        In the opinion of the Company's management, the financial statements reflect the necessary adjustments, all of which are of a normal and recurring nature, to present fairly the financial position of Equity Oil Company (the Company) as of March 31, 2002, and the results of its operations and its cash flows for the three month periods ended March 31, 2002 and 2001.

        The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K.

        The results for the three month period ended March 31, 2002 are not necessarily indicative of future results.

Note 2. Net Income Per Share

        Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and, if dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase approximately 1,993,000 shares of common stock at prices of $1.06 to $5.50 per share were outstanding during the first three months of 2002, 126,385 of which were included in the computation of diluted net income per share for the period. Options to purchase approximately 1,755,000 shares of common stock at prices of $1.06 to $5.50 per share were outstanding during the first three months of 2001, 357,517 of which were included in the computation of diluted net income per share for the period.

Note 3. Subsequent Events

        Pursuant to a purchase and sale agreement dated April 4, 2002, the Company has purchased interests in 27 producing and 16 non-producing gas wells and associated undeveloped leaseholds located in Yolo County California. The acquisition was consumated on April 12, 2002. The interests acquired are working interests and the Company became the operator of the acquired properties. The total consideration paid for the properties was $32.0 million. The Company used funds borrowed under a new $75 million Credit Facility.

        The acquisition was effective as of January 1, 2002, but since it did not close until April 12, 2002, net cash flow from the properties from the effective date to closing, estimated at $1.5 million, was credited against the $32 million purchase price. Production from the properties in the first quarter 2002 was approximately 1.4 Bcf and it is estimated that the properties will produce 2.8 Bcf during the balance of 2002.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

        Lower oil and natural gas prices resulted in lower oil and as revenues for the first quarter of 2002. Oil and gas sales were 48% lower in the first quarter of 2002 as compared to the first quarter 2001. Total revenues for the period were $3,731,936, compared to $7,167,958 during the first quarter of 2001. The Company recorded net income for the 2002 first quarter of $41,836, or $.00 per share. This compares to net income for the first quarter of 2001 of $1,910,858, or $.15 per share.

        Oil production in the 2002 first quarter was 163,000 barrels, compared to 162,000 in the same period last year. The increase, though small, is significant in that normal production declines of our properties as they mature were offset by production increases from recently completed development wells. Gas production decreased to 311 million cubic feet in 2002 from 412 million cubic feet in 2001. The reduction was due primarily to declines in our California production as this area matures.

        As of March 31, 2002, the Company had no volumes of oil or gas subject to hedging agreements.

        The average crude oil price received in the first quarter this year was $17.35 per barrel, compared to $24.89 per barrel received during the same period of 2001. Gas prices decreased more dramatically in the first quarter of 2002, averaging $1.87 per Mcf, compared to $7.95 per Mcf received during the first quarter of 2001. Both oil and gas prices have strengthened during the first part of the second quarter with oil prices reaching levels higher than the price received for the same period in 2001.

        Operating expenses were slightly lower in 2002 than 2001. Exploration, general and administrative costs, and interest expense were also lower this period when compared to the prior year. Operating costs decreased from $1,775,036 in 2001 to $1,744,279 in 2002, a 2% decrease.

        General and administrative expenses decreased 29% from 2001 first quarter levels. First quarter 2001 compensation expense included costs associated with the exercise of employee incentive stock options.

        Lower interest costs in 2002 reflect the reduced balance of the debt outstanding under the Company's credit facility and lower interest rates applied to this amount.

CAPITAL RESOURCES AND LIQUIDITY

        Low oil and gas prices have negatively impacted cash flows and cash balances at March 31, 2002. The Company's cash balances decreased 59% from December 31, 2001. Cash flow from operating activities before working capital changes in the first quarter of 2002 decreased from $2,904,409 at March 31, 2001 to $1,021,527 at March 31, 2002.

        Investment in property and equipment for the first three months of 2002 totaled $1,446,126 compared to $1,461,651 during the same period of 2001.

        Debt outstanding at March 31, 2002 was $5.5 million, unchanged from year-end 2001 amounts. We secured a new $75 million credit facility in April, 2002 with an initial borrowing base commitment of $40 million. The new facility was used to acquire gas properties in the Sacramento Basin (as discussed in note 3) and repay borrowings outstanding on the old credit facility. After the transaction, we had approximately $3.0 million of remaining availability on the facility. Management believes it is in compliance with all facility covenants.

        We believe that existing cash balances, cash flow from operating activities, and funds available under the Company's credit facility will provide adequate resources to meet our capital and exploration spending objectives for 2002.

OTHER ITEMS

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141 (SFAS 141), "Business Combinations", and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". Under SFAS 141, the purchase method of accounting must be used for business combinations initiated after June 30, 2001. Under SFAS 142 (effective for Equity beginning January 1, 2002) goodwill and certain intangibles are no longer amortized but will be subject to annual impairment tests. Adoption of these new standards did not have a significant impact on the Company's financial statements.

        In August 2001, the FASB issued SFAS No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations". SFAS 143 is effective for the Company beginning January 1, 2003. The most significant impact of this standard on the Company will be a change in the method of accruing for site restoration costs. Under SFAS 143, the fair value of asset retirement obligations will be recorded as liabilities when they are incurred, which are typically at the time the assets are installed. Amounts recorded for the related assets will be increased by the amount of these obligations. Over time, the liabilities will be accreted for the change in their present value and the initial capitalized costs will be depreciated over the useful lives of the related assets. The Company is evaluating the impact of adopting SFAS 143.

        In August 2001, the FASB issued SFAS No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted this statement on January 1, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains the fundamental provisions of SFAS 121 for the recognition and measurement of the impairment for long- lived assets. There was no financial statement impact from adopting SFAS 144.

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

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

        The answers to items listed under Item 3 are inapplicable or negative except for items related to interest rate risk.

        Our credit facility has variable interest rates and any fluctuation in interest rates will increase or decrease our interest expense.

PART II
OTHER INFORMATION

        The answers to items one through five listed under Part II are inapplicable or negative.

ITEM 6 Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  (i)
  Restated Articles of Incorporation. Incorporated by reference from the annual report on Form 10-K for the year-ended December 31, 1995.

  (ii)
  Amended By-Laws. Incorporated by reference from the annual report on Form 10-K for the year-ended December 31, 1997.

  (iii)
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

  (iv)
  First Amendment to Loan Agreement between Equity Oil Company and Bank One, NA. Loan agreement between Equity Oil Company and Bank One Texas, N.A. Incorporated by reference from the quarterly report on Form 10-Q for the period ended September 30, 1999.

  (b)
  Reports on Form 8-K

  None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

EQUITY OIL COMPANY (Registrant)
DATE:	May 8, 2002	By	/s/ PAUL M. DOUGAN Paul M. Dougan, President
DATE:	May 8, 2002	By	/s/ RUSSELL V. FLORENCE Russell V. Florence, Treasurer

QuickLinks

FORM 10-Q
PART I—FINANCIAL INFORMATION
ITEM I: Financial Statements
EQUITY OIL COMPANY Statements of Operations For the three months ended March 31, 2002 and 2001 (Unaudited)
EQUITY OIL COMPANY Balance Sheets as of March 31, 2002 and December 31,2001
EQUITY OIL COMPANY Statements of Cash Flows For the three months ended March 31, 2002 and 2001 (Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3 Quantitative and Qualitative Disclosures about Market Risk
PART II OTHER INFORMATION
ITEM 6 Exhibits and Reports on Form 8-K
SIGNATURES