Form 10-Q
period 2002-06-30
EQUITY OIL CO
filed 2002-08-06
CIK 33325

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

FORM 10Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 0-610

EQUITY OIL COMPANY
(Exact name of registrant as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	87-0129795 (I.R.S. Employer Identification No.)
Suite 806, 10 West Third South, Salt Lake City, Utah (Address of principal executive offices)	84101 (Zip Code)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 5, 2002): 12,083,661

PART I—FINANCIAL INFORMATION

ITEM I: Financial Statements

EQUITY OIL COMPANY

Statements of Operations

For the six months ended June 30, 2002 and 2001

(Unaudited)

	2002	2001
REVENUES
Oil and gas sales	$10,809,276	$13,449,777
Other	99,519	272,373

	10,908,795	13,722,150

EXPENSES
Operating costs	3,731,245	3,736,407
Depreciation, depletion and amortization	3,300,000	1,920,000
3-D Seismic	14,934	24,824
Exploration	777,817	888,406
General and administrative	1,139,388	1,374,924
Interest	370,698	282,722

	9,334,082	8,227,283

Income before income taxes	1,574,713	5,494,867
Provision for income taxes	671,688	2,115,324

NET INCOME	$903,025	$3,379,543

Net income per share
Basic	$.07	$.27
Diluted	$.07	$.26
Weighted average shares outstanding
Basic	12,573,549	12,673,138
Diluted	12,721,540	3,000,425

The accompanying notes are an integral part of these statements.

EQUITY OIL COMPANY

Statements of Comprehensive Income

For the six months ended June 30, 2002 and 2001

(Unaudited)

	2002	2001
Net income	$903,025	$3,379,543
Unrealized losses on financial instruments net of $254,654 tax benefit for 2002	434,159	—

Comprehensive income	$468,866	$3,379,543

The accompanying notes are an integral part of these statements.

EQUITY OIL COMPANY

Statements of Operations

For the three months ended June 30, 2002 and 2001

(Unaudited)

	2002	2001
REVENUES
Oil and gas sales	$7,143,550	$6,391,517
Other	33,309	162,675

	7,176,859	6,554,192

EXPENSES
Operating costs	1,986,966	1,961,371
Depreciation, depletion and amortization	2,400,000	970,000
3-D Seismic	—	24,824
Exploration	369,733	394,724
General and administrative	592,074	601,232
Interest	319,809	116,468

	5,668,582	4,068,619

Income before income taxes	1,508,277	2,485,573
Provision for income taxes	647,088	1,016,888

NET INCOME	$861,189	$1,468,685

Net income per share
Basic	$.07	$.12
Diluted	$.07	$.11
Weighted average shares outstanding
Basic	12,461,285	12,684,177
Diluted	12,627,124	12,981,790

The accompanying notes are an integral part of these statements.

EQUITY OIL COMPANY

Statements of Comprehensive Income

For the three months ended June 30, 2002 and 2001

(Unaudited)

	2002	2001
Net income	$861,189	$1,468,685
Unrealized losses on financial instruments net of $254,654 tax benefit for 2002	434,159	—

Comprehensive income	$427,030	$1,468,685

The accompanying notes are an integral part of these statements.

EQUITY OIL COMPANY

Balance Sheets

as of June 30, 2002 and December 31,2001

(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$322,852	$960,970
Accounts and advances receivable	4,036,600	2,929,996
Income taxes receivable	1,825,545	1,905,339
Deferred income taxes	25,843	25,843
Other current assets	99,407	31,794

	6,310,247	5,853,942

Property and equipment	146,156,527	112,864,000
Less accumulated depreciation, depletion and amortization	(73,986,668)	(70,693,316)

	72,169,859	42,170,684

Other assets	205,569	284,709

TOTAL ASSETS	$78,685,675	$48,309,335

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,661,260	$2,801,183
Accrued liabilities	259,013	411,453
Income taxes payable	199,594	158,647

	2,119,867	3,371,283
Fair value of financial instruments	688,813	—
Revolving credit facility	37,000,000	5,500,000
Deferred income taxes	4,783,370	4,524,901

Total liabilities	44,592,050	13,396,184

Stockholders' Equity:
Common stock	12,856,661	12,851,661
Paid in capital	3,738,263	3,735,763
Less cost of treasury stock	(1,824,194)	(528,302)
Retained earnings	19,757,054	18,854,029
Accumulated other comprehensive loss	(434,159)	—

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	34,093,625	34,913,151

	$78,685,675	$48,309,335

The accompanying notes are an integral part of these statements.

EQUITY OIL COMPANY

Statements of Cash Flows

For the six months ended June 30, 2002 and 2001

(Unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$903,025	$3,379,543
Adjustments
Depreciation, depletion and amortization	3,300,000	1,920,000
Loss on property sales	3,478	807
Change in other assets	79,140	(173,958)
Equity loss in Symskaya Exploration	74,452	52,171
Change in deferred income taxes	513,123	39,571

	4,873,218	5,218,134
Increase (decrease) from changes in:
Accounts and advances receivable	(1,106,604)	1,119,154
Other current assets	(67,613)	(29,676)
Accounts payable and accrued liabilities	(1,292,363)	(433,578)
Income taxes receivable/payable	120,741	(229,293)

Net cash (used in) provided by operating activities	2,527,379	5,644,741

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,302,653)	(2,561,805)
Advances to Symskaya Exploration	(74,452)	(52,171)

Net cash used in investing activities	(33,377,105)	(2,613,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	7,500	13,103
Treasury stock purchase, 608,400 shares at cost	(1,295,892)	—
Credit facility borrowing	37,000,000	—
Payments on credit facility	(5,500,000)	(3,000,000)

Net cash used in financing activities	30,211,608	(2,986,897)

NET (DECREASE) INCREASE IN CASH	(638,118)	43,868
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	960,970	2,190,548

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$322,852	$2,234,416

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

        In the opinion of the Company's management, the financial statements reflect the necessary adjustments, all of which are of a normal and recurring nature, to present fairly the financial position of Equity Oil Company (the Company) as of June 30, 2002, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2002 and 2001.

        The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K, and the Company's Form 10-Q for the first quarter of 2002.

        The results for the three and six month periods ended June 30, 2002 are not necessarily indicative of future results.

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

        Options to purchase approximately 1,833,800 shares of common stock at prices of $1.06 to $5.50 per share were outstanding at June 30, 2002, of which, 165,839 and 147,991 of these options were included in the computation of diluted net income per share for the second quarter and first half of 2002, respectively. Options to purchase approximately 1,793,000 shares of common stock at prices of $1.06 to $5.50 per share were outstanding at June 30, 2001, of which, 297,613 and 327,286 of were included in the computation of diluted net income per share for the second quarter and first half of 2001, respectively.

Note 3. Hedging Activities

        The Company periodically enters into oil and gas financial instruments to manage its exposure to oil and gas price volatility. The instruments are usually placed with counterparties that the Company believes are minimal credit risks. It is the Company's policy to only enter into derivative contracts with investment grade rated counterparties deemed by management to be competent and competitive market makers. The oil and gas reference prices upon which the price hedging instruments are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company.

        The financial instruments are accounted for in accordance with Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established new accounting and reporting requirements for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 138, requires that all derivative instruments subject to the requirements of the statement be measured at fair value and recognized as assets or liabilities in the balance sheet. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation is generally established at the inception of a derivative. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS No. 133, changes in fair value, to the extent effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value of a derivative resulting from ineffectiveness or an excluded component of the gain/loss is recognized immediately as operating costs in the statement of operations.

        As of June 30, 2002, the Company had commodity price hedges in place for 1,100 barrels of oil per day and 8,000 MMBTU of natural gas per day under costless collars. The oil hedges had a floor of $23.00 and a collar of $27.10 and the gas hedges ranged from $3.00 per MMBTU to $4.57 per MMBTU. The settlement price of each of the contracts was within the range of the collars for each month during the quarter. Therefore no cash payments were made or received as a result of these hedges. The fair value of the hedges at June 30, 2002 was ($688,813). This amount is shown on the balance sheet as a long term liability.

Note 4. Acquired Properties

        During the second quarter of 2002 the Company purchased interests in 27 producing and 16 non-producing gas wells and associated undeveloped leaseholds located in Yolo County of the Sacramento Basin of California. The acquisition was completed on April 12, 2002. The interests acquired are working interests and the Company assumed operations of the properties on May 1, 2002. The total consideration paid for the properties was $32.0 million. The acquisition was financed through borrowings from the Company's new $75 million credit facility with an initial borrowing base of $40 million. Production from the properties for the quarter ended June 30, 2002 was 1.202 billion cubic feet of natural gas and was sold at an average price of $2.55 per Mcf.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Financial Results

        Higher oil and natural gas prices and the effects of the recent Sacramento Basin gas acquisition resulted in higher oil and gas revenues for the second quarter of 2002 as compared to the first quarter of 2002. Oil and gas sales were 95% higher in the second quarter of 2002 as compared to the first quarter 2002. Total revenues for the three month period ended June 30, 2002 were $7,176,859, compared to $3,731,936 during the first quarter of 2002. The Company recorded net income for the 2002 second quarter of $861,189, or $.07 per share. This compares to net income for the first quarter of 2002 of $41,836, or $.00 per share.

        During the first six months of 2002, the Company recorded net income of $903,025, or $.07 per basic share, compared to net income of $3,379,543 during the corresponding period of 2001, or $.27 per basic share. Total revenues of $10,908,795 during the first half of 2002 compare to first half 2001 revenues of $13,722,150.

        During the second quarter we acquired 608,400 shares of our common stock from an institutional investor in a private block transaction for $2.10 per share, reducing the total outstanding shares to 12.07 million at the end of the second quarter.

Operating Results

        During the second quarter of 2002 the Company purchased interests in 27 producing and 16 non-producing gas wells and associated undeveloped leaseholds located in Yolo County of the Sacramento Basin of California. The acquisition was completed on April 12, 2002. The interests acquired are working interests and the Company assumed operations of the properties on May 1, 2002. The total consideration paid for the properties was $32.0 million. The acquisition was financed through borrowings from the Company's new $75 million credit facility which has an initial borrowing base of $40 million. Production from the properties for the quarter ended June 30, 2002 was 1.202 billion cubic feet of natural gas and was sold at an average price of $2.55 per Mcf.

        The Company participated in the drilling of two wells during the quarter. The BTA #1B Equity Redtail, an exploratory well on the Beaver Creek proprietary 3-D seismic project in the Williston Basin of North Dakota was drilled by BTA Oil Producers. The well was completed in June with an initial flowing potential of 230 barrels of oil per day and is currently producing 140 barrels per day. The Company has a 50.0% working interest in this well that is operated by BTA.

        The second well, the Anadarko #28-1 is a development gas well drilled in the Siberia Ridge Field of Southwestern Wyoming by Anadarko Petroleum Corporation. The well went on production in June at an initial rate of 800 MCF per day. Equity has a 50% non-operated working interest in this well.

        The Company continued its polymer injection water-shut-off treatment program in the Big Horn Basin by treating three additional wells during the quarter in the Torchlight Field. To determine the success of the treatments production testing on the wells will take place during the third quarter.

        At the end of the quarter two additional wells, an exploratory well in the Williston Basin and another development well in the Siberia Ridge field were in process.

        Oil production in the 2002 second quarter was 159,000 barrels, compared to 163,000 in the prior 2002 quarter. The decrease from quarter to quarter is attributable to the normal production declines of our properties as they mature. Gas production increased significantly as a result of our recent Sacramento Basin acquisition. Gas production for the quarter increased to 1.49 billion cubic feet from 311 million cubic feet in the first quarter of 2002.

CAPITAL RESOURCES AND LIQUIDITY

        Increased production from recently acquired assets mostly offset lower oil and gas prices when comparing 2002 first half of the year to the first half of 2001. The Company's cash balances decreased 66% from December 31, 2001. Cash flow from operating activities before working capital changes in the first half of 2002 decreased $344,916 from $5,218,134 at June 30, 2001 to $4,873,218 at June 30, 2002.

        Investment in property and equipment for the six months of 2002 totaled $33,302,653 compared to $2,561,805 during the same period of 2001. Approximately $30.7 million (total purchase price of $32 million less proceeds from effective date, January 1, 2002, to closing date, April 12, 2002) of the current year expenditures are attributable to the acquisition of the Sacramento Basin assets.

        Debt outstanding at June 30, 2002 was $37 million, an increase of $31.5 million from year-end 2001 amounts. We secured a new $75 million credit facility in April, 2002 with an initial borrowing base commitment of $40 million. The new facility was used to acquire gas properties in the Sacramento Basin and repay borrowings outstanding on the old credit facility. After the transaction, we had approximately $3.0 million of remaining availability under the current commitment on the facility.

        We believe that existing cash balances, cash flow from operating activities, and funds available under the Company's credit facility will provide adequate resources to meet our capital and exploration spending objectives for 2002.

COMPARISON OF SECOND QUARTER 2002 WITH SECOND QUARTER 2001

        Total revenues for the period increased 10% to $7,176,859 for the second quarter of 2002 compared to $6,554,192 during the same period of 2001. The increase is attributable to the additional production volumes from the recently acquired assets.

        The average crude oil price received in the second quarter this year was $23.23 per barrel, compared to $24.42 per barrel received during the same period of 2001. Gas prices decreased more dramatically in the second quarter of 2002, averaging $2.48 per Mcf, compared to $6.51 per Mcf received during the second quarter of 2001. Presently oil prices have remained constant to slightly higher. However, gas prices have moderated recently to levels lower than were received in the second quarter of 2002.

        As of June 30, 2002, the Company had commodity price hedges in place for 1,100 barrels of oil per day and 8,000 MMBTU of natural gas per day under costless collars. The oil hedge has a floor of $23.00 and a collar of $27.10 and runs from May 2002 through April 2003. One gas hedge for 5,000 MMBTU has a floor of $3.00 and a ceiling of $4.43 per MMBTU for the period May 2002 through April 2004. The second gas hedge, for 3,000 MMBTU, has a floor of $3.25 and a ceiling of $4.57 per MMBTU and runs from June 2002 through December 2002. The settlement price of each of the contracts was within the range of the collars for each month during the quarter. Therefore no cash payments were made or received as a result of these hedges. The fair value of the hedges as computed by the counterparty at June 30, 2002 was ($688,813). This amount is shown on the balance sheet as a long term liability.

        Operating expenses were slightly higher in 2002 than 2001. Exploration, and general and administrative costs, were lower this period when compared to the prior year. Lease operating costs increased from $1,961,371 in 2001 to $1,986,966 in 2002, a 1% increase. We continue to seek operating efficiencies in our operated properties, particularly the high water cut oil wells in the Big Horn Basin. We were successful this quarter in holding constant or reducing these operating costs on several of the properties we operate.

        Higher interest costs in 2002 reflect the increased balance of the debt outstanding under the Company's credit facility. Our current average interest rate on debt outstanding is approximately 4.10%.

COMPARISON OF FIRST HALF 2002 WITH FIRST HALF 2001

        Lower oil and natural gas prices were partially offset by the increase in natural gas production during the second quarter of the year attributable to our recent Sacramento Basin acquisition. Total revenues for the period were $10,908,795, compared to $13,722,150 during the first six months of 2001.

        Average oil prices received by the Company in the first six months of 2002, were $20.17 per barrel, compared to $24.99 per barrel during the same period of 2001. Average gas prices received during the first six months of 2002 were significantly lower at $2.38 per Mcf compared to the $6.92 per Mcf received in 2001. For the first six months of 2002, oil production of 322,000 was up slightly from 2001 production of 321,000 barrels. Natural gas production increased from 786,000 Mcf in 2001 to 1.8 Bcf in 2002.

        Operating costs were unchanged from year to year although our well count increased due to the recent acquisition. The acquired wells are all gas wells and thus have lower operating costs per well as compared to our high water cut mature oil wells in the Rocky Mountains. We continue to strive to implement operating costs efficiencies for these wells to reduce operating costs and extend the economic life of these properties. Additionally, lower commodity prices, particularly natural gas prices, resulted in lower value-based production taxes for the period.

        Depreciation, depletion and amortization costs were substantially higher in 2002 when compared to 2001. The increase is attributable to depletion on the recently acquired gas properties. The total capitalized cost of $30.7 million is being depleted at rates faster than our other properties. The life of the acquired gas fields is five to seven years as compared to 20 to 30 years for some of our oil properties.

        General and administrative expenses decreased from 2001 first half levels. In 2001 we incurred higher compensation costs for amounts related to the exercise of employee incentive stock options and fees paid to an employee search firm for services rendered in connection with the hiring of a new vice president of corporate development. No similar expenses or fees were incurred in 2002.

        Higher interest rate charges are related to the higher amount outstanding under our credit facility. Funds were borrowed during the second quarter of 2002 to finance the Sacramento Basin gas property acquisition. Our current average interest rate on debt outstanding is approximately 4.10%.

        Other comprehensive loss for the period includes the fair value of our commodity hedges that were in place at June 30, 2002. As a requirement of our new credit facility we were required to hedge certain amounts of our production in an effort to remove commodity price volatility from our cash flow. During the first half of the year each months contracts settled at prices within our collars. The counterparty valued the hedges at June 30, 2002 at ($688,813). Therefore, a liability was recorded and the tax effected net loss is included in other comprehensive loss. At the end of July prices have softened and the fair market value of our hedges has increased over June 30, 2002 amounts.

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

        In August 2001, the FASB issued SFAS No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted this statement on January 1, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains the fundamental provisions of SFAS 121 for the recognition and measurement of the impairment for long-lived assets. There was no financial statement impact from adopting SFAS 144.

        The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

FORWARD LOOKING STATEMENTS

        The preceding discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing in the Company's annual report on Form 10-K. Except for the historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes", "anticipates", "plans", "expects", "may", "should" or similar expressions are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

        We have market risk exposure related to the prices received for the sale of crude oil and natural gas. We periodically enter into hedge contracts to manage the commodity price risk.

PART II

OTHER INFORMATION

        The answers to items one through five listed under Part II are inapplicable or negative, except as shown below

ITEM 4. Submission of Matters to a Vote of Security Holders.

        At our annual meeting, held on May 8, 2002, shareholders were asked to elect Mr. Philip J. "Jack" Bernhisel, and Mr. W. Durand Eppler to the staggered board to serve three year terms expiring in 2005. Based upon the votes received, each director nominee was elected to the board. The following votes were recorded for each director.

        Each director nominee received at least 97% of the shares voted at the meeting.

	Bernhisel	Eppler
Affirmative votes	10,804,083	10,808,583
Withhold authority	315,628	311,128

ITEM 6. Exhibits and Reports on Form 8-K

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

  (iv)
  Exhibit 99-1—Certifications.

  (v)
  Exhibit 99-2—Loan agreement between Equity Oil Company and Bank One, NA.

  (b)
  Reports on Form 8-K

Filing Date	Contents
April 26, 2002	Acquisition of Sacramento Basin gas properties.
May 8, 2002	Financial Projection for Full Year 2002 to Reflect Acquired Assets. Provided under Item 9 Reg. FD.
June 19, 2002	Amended Form 8-K to Included Financial Statements of Acquired Assets.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

EQUITY OIL COMPANY (Registrant)
DATE:	August 6, 2002	By	/s/ PAUL M. DOUGAN Paul M. Dougan, President
DATE:	August 6, 2002	By	/s/ RUSSELL V. FLORENCE Russell V. Florence, Treasurer

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM I: Financial Statements
EQUITY OIL COMPANY Statements of Operations For the six months ended June 30, 2002 and 2001 (Unaudited)
EQUITY OIL COMPANY Statements of Comprehensive Income For the six months ended June 30, 2002 and 2001 (Unaudited)
EQUITY OIL COMPANY Statements of Operations For the three months ended June 30, 2002 and 2001 (Unaudited)
EQUITY OIL COMPANY Statements of Comprehensive Income For the three months ended June 30, 2002 and 2001 (Unaudited)
EQUITY OIL COMPANY Balance Sheets as of June 30, 2002 and December 31,2001 (Unaudited)
EQUITY OIL COMPANY Statements of Cash Flows For the six months ended June 30, 2002 and 2001 (Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3 Quantitative and Qualitative Disclosures about Market Risk
PART II OTHER INFORMATION
  ITEM 4. Submission of Matters to a Vote of Security Holders.
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES