Form 10-Q
period 2002-09-30
EQUITY OIL CO
filed 2002-11-14
CIK 33325

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 5, 2002): 12,008,661

PART I—FINANCIAL INFORMATION

ITEM I: Financial Statements

EQUITY OIL COMPANY

Statements of Operations

For the nine months ended September 30, 2002 and 2001

(Unaudited)

	2002	2001
REVENUES
Oil and gas sales	$17,067,124	$17,247,604
Other	169,635	309,945

	17,236,759	17,557,549

EXPENSES
Operating costs	5,822,219	5,583,541
Depreciation, depletion and amortization	5,400,000	2,850,000
Impairment of proved oil and gas properties	—	69,545
Equity loss in Symskaya Exploration, Inc.	159,341	105,414
3-D Seismic	14,934	200,005
Exploration	748,943	455,888
General and administrative	1,744,733	1,889,517
Production and exploration overhead	966,352	980,954
Interest	804,130	353,872

	15,660,652	12,488,736

Income before income taxes	1,576,107	5,068,813
Provision for income taxes	672,170	1,814,805

NET INCOME	$903,937	$3,254,008

Net income per share
Basic	$.07	$.26
Diluted	$.07	$.25
Weighted average shares outstanding
Basic	12,395,821	12,678,711
Diluted	12,553,960	12,980,699

The accompanying notes are an integral part of these statements.

EQUITY OIL COMPANY

Statements of Comprehensive Income (Loss)

For the nine months ended September 30, 2002 and 2001

(Unaudited)

	2002	2001
Net income	$903,937	$3,254,008
Unrealized losses on financial instruments, net of $564,236 tax benefit for 2002	961,964	—

Comprehensive income (loss)	$(58,027)	$3,254,008

The accompanying notes are an integral part of these statements.

EQUITY OIL COMPANY

Statements of Operations

For the three months ended September 30, 2002 and 2001

(Unaudited)

	2002	2001
REVENUES
Oil and gas sales	$6,257,848	$3,797,827
Other	70,116	37,572

	6,327,964	3,835,399

EXPENSES
Operating costs	2,090,974	1,847,134
Depreciation, depletion and amortization	2,100,000	930,000
Impairment of proved oil and gas properties	—	69,545
Equity loss in Symskaya Exploration, Inc.	84,889	53,243
3-D Seismic	—	175,181
Exploration	697,634	283,659
General and administrative	605,345	514,593
Production and exploration overhead	314,296	316,948
Interest	433,432	71,150

	6,326,570	4,261,453

Income (loss) before income taxes	1,394	(426,054)
Provision for (benefit from) income taxes	482	(300,519)

NET INCOME (LOSS)	$912	$(125,535)

Net income (loss) per share
Basic	$.00	$(.01)
Diluted	$.00	$(.01)
Weighted average shares outstanding
Basic	12,046,161	12,688,061
Diluted	12,379,677	12,688,061

The accompanying notes are an integral part of these statements.

EQUITY OIL COMPANY

Statements of Comprehensive Income (Loss)

For the three months ended September 30, 2002 and 2001

(Unaudited)

	2002	2001
Net income (loss)	$912	$(125,535)
Unrealized losses on financial instruments, net of $309,582 tax benefit for 2002	527,805	—

Comprehensive income (loss)	$(526,893)	$(125,535)

The accompanying notes are an integral part of these statements.

EQUITY OIL COMPANY

Balance Sheets

as of September 30, 2002 and December 31, 2001

(Unaudited)

	September 30 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$572,384	$960,970
Accounts and advances receivable	3,551,966	2,929,996
Income taxes receivable	1,825,114	1,905,339
Deferred income taxes	25,843	25,843
Other current assets	69,585	31,794

	6,044,892	5,853,942

Property and equipment	147,000,304	112,864,000
Less accumulated depreciation, depletion and amortization	(76,078,933)	(70,693,316)

	70,921,371	42,170,684

Other assets	205,569	284,709

TOTAL ASSETS	$77,171,832	$48,309,335

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,254,965	$2,801,183
Accrued liabilities	312,492	411,453
Income taxes payable	204,331	158,647

	1,771,788	3,371,283
Fair value of financial instruments	1,526,200	—
Revolving credit facility	36,000,000	5,500,000
Deferred income taxes	4,474,362	4,524,901

Total liabilities	43,772,350	13,396,184

Stockholders' Equity:
Common stock	12,856,661	12,851,661
Paid in capital	3,738,263	3,735,763
Less cost of treasury stock	(1,991,444)	(528,302)
Retained earnings	19,757,966	18,854,029
Accumulated other comprehensive loss	(961,964)	—

	33,399,482	34,913,151

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$77,171,832	$48,309,335

The accompanying notes are an integral part of these statements.

EQUITY OIL COMPANY

Statements of Cash Flows

For the nine months ended September 30, 2002 and 2001

(Unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$903,937	$3,254,008
Adjustments
Depreciation, depletion and amortization	5,400,000	2,850,000
Impairment of proved oil and gas properties	—	69,545
Loss on property sales	4,338	1,078
Change in other assets	79,140	59,355
Equity loss in Symskaya Exploration	159,341	105,414
Change in deferred income taxes	513,697	(198,514)

	7,060,453	6,140,886
Increase (decrease) from changes in:
Accounts and advances receivable	(621,970)	2,056,386
Other current assets	(37,791)	2,694
Accounts payable and accrued liabilities	(1,645,179)	(236,304)
Income taxes receivable/payable	125,909	(749,346)

Net cash provided by operating activities	4,881,422	7,214,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34,155,025)	(3,956,839)
Advances to Symskaya Exploration	(159,341)	(105,414)

Net cash used in investing activities	(34,314,366)	(4,062,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,500	13,103
Treasury stock purchase, 683,400 shares at cost	(1,463,142)	—
Credit facility borrowing	37,000,000	—
Payments on credit facility	(6,500,000)	(3,000,000)

Net cash used in (provided by) financing activities	29,044,358	(2,986,897)

NET (DECREASE) INCREASE IN CASH	(388,586)	165,166
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	960,970	2,190,548

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$572,384	$2,355,714

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

        In the opinion of the Company's management, the financial statements reflect the necessary adjustments, all of which are of a normal and recurring nature, to present fairly the financial position of Equity Oil Company (the Company) as of September 30, 2002, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2002 and 2001.

        The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K, and the Company's Form 10-Q for the first and second quarters of 2002.

        The results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of future results.

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

        Options to purchase approximately 1,833,800 shares of common stock at prices of $1.06 to $5.50 per share were outstanding at September 30, 2002, of which, 175,377 and 158,139 of these options were included in the computation of diluted net income per share for the third quarter and first nine months of 2002, respectively. Options to purchase approximately 1,649,000 shares of common stock at prices of $1.06 to $5.125 per share were outstanding at September 30, 2001, of which, 246,060 of these options were included in the computation of diluted net income per share for the first nine months of 2001. No shares were included for the third quarter of 2001 as the effect would have been anti-dilutive.

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

        The financial instruments are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established new accounting and reporting requirements for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 138, requires that all derivative instruments subject to the requirements of the statement be measured at fair value and recognized as assets or liabilities in the balance sheet. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation is established at the inception of a derivative. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS No. 133, changes in fair value, to the extent effective, are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value of a derivative resulting from ineffectiveness or an excluded component of the gain/loss is recognized immediately in revenue in the statement of operations.

        As of September 30, 2002, the Company had commodity price hedges in place for 1,100 barrels of oil per day and 8,000 MMBTU of natural gas per day under costless collars. The oil hedges had a floor of $23.00 and a ceiling of $27.10 and the gas hedges ranged from $3.00 per MMBTU to $4.57 per MMBTU. The settlement price of each of the contracts for months during the quarter resulted in cash payments of $83,198 from the Company to the counterparty. The fair value of the hedges at September 30, 2002, as computed by the counterparty, was ($1,526,200). This amount is shown on the balance sheet as a long term liability.

Note 4. Acquired Properties

        During the second quarter of 2002 the Company purchased interests in 27 producing and 16 non-producing gas wells and associated undeveloped leaseholds located in Yolo County of the Sacramento Basin of California. The acquisition was completed on April 12, 2002. The interests acquired are working interests and the Company assumed operations of the properties on May 1, 2002. The total consideration paid for the properties was $32.0 million. The acquisition was financed through borrowings from the Company's new $75 million credit facility with an initial borrowing base of $40 million. The Company's share of production from the properties for the quarter ended September 30, 2002 was 968,000 Mcf of natural gas and was sold at an average price of $2.30 per Mcf.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Financial Results

        Gas sales from the recent Sacramento Basin gas acquisition accounted for higher oil and gas revenues for the third quarter of 2002 as compared to the third quarter of 2001. Oil and gas sales were 65% higher in the third quarter of 2002 as compared to the third quarter 2001. Total oil and gas sales for the three month period ended September 30, 2002 were $6,257,848, compared to $3,797,827 during the third quarter of 2001. The recent Sacramento Basin acquisition oil and gas sales accounted for $2.2 Million of the 2002 revenues.

        Lower gas production and lower gas prices combined with increased exploration activity negatively impacted earnings for the quarter. The Company recorded net income for the 2002 third quarter of $912 or $.00 per share. This compares to net income for the second quarter of 2002 of $861,189, or $.07 per share.

        During the first nine months of 2002, the Company recorded net income of $903,937, or $.07 per basic share, compared to net income of $3,254,008 during the corresponding period of 2001, or $.26 per basic share. Total revenues of $17,236,759 during the first nine months of 2002 compare to revenues of $17,557,549 for the first nine months of 2001.

        After the Sacramento Basin gas acquisition the Company estimated its future revenues for the balance of the year to reflect the impact of the transaction to the overall company. Oil and gas prices were based upon the NYMEX forward price curve on the date the estimate was made. The following is a brief summary of year to date results as compared to the forecasted amounts:

	Prior Estimate	Actual Results	Variance
Oil Volume—barrels	515,000 @ $21.56	477,000 @ $21.41	$(891,000)
Gas Volume—Bcf	2.8 @ $3.42	3.0 @ $2.22	$(2,916,000)
Production Costs	$6.4 million	$5.8 million	$571,000
Interest Expense	$863,000	$804,000	$59,000
  •
  The net effect of these variances is a reduction in EBITDA from the estimated amount of about $3.2 million through the third quarter of 2002.

  •
  For the fourth quarter the Company expects oil volumes to be about 20,000 barrels lower than the estimate, and gas volumes, production costs and interest expense to meet the original estimated amounts. Current received oil prices are about equal to the price used in the estimate and received gas prices are lower than the estimated price.

        During the third quarter of 2002, we acquired an additional 75,000 shares of our common stock from an institutional investor in a private block transaction for $2.20 per share, reducing the total outstanding shares to approximately 12 million at the end of the third quarter.

Operating Results

        During the second quarter of 2002 the Company purchased interests in 27 producing and 16 non-producing gas wells and associated undeveloped leaseholds located in Yolo County of the Sacramento Basin of California. The Company's share of production from the properties for the quarter ended September 30, 2002 was approximately 968,000 Mcf of natural gas and was sold at an average price of $2.30 per Mcf. This compares to 1.202 billion cubic feet of natural gas sold at an average price of $2.55 per Mcf for the second quarter of 2002.

        The Company participated in the drilling of three wells during the 2002 third quarter, one development well and two exploration wells. The Samson #14-28 is a development gas well drilled in the Siberia Ridge Field of Southwestern Wyoming by Samson Resources. The well has been drilled and is waiting on completion. The Company has a 75.0% working interest in this well that is operated by Samson.

        The first exploration well, the Key #1-8 Lady Raiders was drilled by Key Production in the Sacramento Basin of California. The Company has an approximate 6% working interest in this well which has been placed on production at an initial daily rate of 1,600 MCF per day. The other exploration well, the Sinclair Norton #1, was drilled on the Company's North Ellsworth prospect in the Williston Basin of North Dakota by Sinclair Oil. The well was a dry hole and the Company had a 47.5% working interest. This well accounted for approximately $725,000 of the $750,000 year to date exploration expense.

        The three wells treated in the second quarter in the Company's polymer injection water shut-off treatment program in the Torchlight field in the Big Horn Basin all proved to be successful. They are in various stages of production and testing so final results as to the amount of incremental production is not yet available.

        The Company also successfully recompleted six wells in Yolo County, California during the quarter. These are in the package of wells that were acquired during the second quarter of 2002. This acquisition included approximately 1,000 feet of behind pipe pay in the 27 wells that were acquired, and these successful recompletions targeted certain of those reserves.

        Oil production in the 2002 third quarter was 156,000 barrels, compared to 159,000 in the prior 2002 quarter. The decrease from quarter to quarter is attributable to the normal production declines of our properties as they mature. When compared to the prior year third quarter production increased 3% from 151,000 barrels. Gas production decreased during the quarter from 1.49 billion cubic feet in the second quarter of 2002 to 1.24 billion cubic feet during the third quarter. The California acquisition resulted in a gas production increase of 247% over the same period of the 2001 third quarter production of 357,000 Mcf.

CAPITAL RESOURCES AND LIQUIDITY

        Increased production from recently acquired assets mostly offset lower oil and gas prices when comparing 2002 first nine months of the year to the first nine months of 2001. The Company's cash balances decreased 40% from December 31, 2001 due principally to payments made on the credit facility. Cash flow from operating activities before working capital changes in the first nine months of 2002 increased $919,567 from $6,140,886 in September 30, 2001 to $7,060,453 in September 30, 2002.

        Investment in property and equipment for the nine months of 2002 totaled $34,155,025 compared to $3,956,839 during the same period of 2001. Approximately $30.7 million (total purchase price of $32 million less proceeds from the effective date, January 1, 2002, to the closing date, April 12, 2002) of the current year expenditures are attributable to the acquisition of the Sacramento Basin assets.

        Debt outstanding at September 30, 2002 was $36 million, an increase of $30.5 million from year-end 2001 amounts. We secured a new $75 million credit facility in April, 2002 with an initial borrowing base commitment of $40 million. The new facility was used to acquire the gas properties in the Sacramento Basin and repay borrowings outstanding on the old credit facility.

        We believe that existing cash balances, cash flow from operating activities, and funds available under the Company's credit facility will provide adequate resources to meet our capital and exploration spending objectives for 2002.

COMPARISON OF THIRD QUARTER 2002 WITH THIRD QUARTER 2001

        Total revenues for the period increased 65% to $6,327,964 for the third quarter of 2002 compared to $3,835,399 during the same period of 2001. The increase is attributable to the additional production volumes from the recently acquired Sacramento Basin properties. Net income for the third quarter 2002 was $912 compared to a net loss of $(125,535) during the third quarter of 2001.

        The average crude oil price received in the third quarter this year was $24.53 per barrel, compared to $22.68 per barrel received during the same period of 2001. Gas prices increased in the third quarter of 2002, averaging $1.99 per Mcf, compared to $1.59 per Mcf received during the third quarter of 2001. Presently, oil prices have remained strong and gas prices have increased to levels higher than were received in the third quarter of 2002.

        As of September 30, 2002, the Company had commodity price hedges in place for 1,100 barrels of oil per day and 8,000 MMBTU of natural gas per day under costless collars. The oil hedge has a floor of $23.00 and a ceiling of $27.10 and runs from May 2002 through April 2003. One gas hedge for 5,000 MMBTU has a floor of $3.00 and a ceiling of $4.43 per MMBTU for the period May 2002 through April 2004. The second gas hedge, for 3,000 MMBTU, has a floor of $3.25 and a ceiling of $4.57 per MMBTU and runs from June 2002 through December 2002. The settlement price of each of the contracts during the quarter resulted in the Company making payments to the counterparty of approximately $83,000. The fair value of the hedges as computed by the counterparty at September 30, 2002 was ($1,526,200). This amount is shown on the balance sheet as a long term liability.

        Operating expenses were higher in 2002 than 2001. Lease operating costs increased from $1,847,134 in 2001 to $2,090,974 in 2002, a 13% increase. The increase is attributable to the operating costs on the recently acquired California properties which we did not have during the third quarter of 2001. We were successful this quarter in holding constant or reducing operating costs on our other operated properties.

        Depreciation, depletion and amortization charges during the 2002 quarter were substantially higher than the amount recorded during the same quarter of 2001. This increase is attributable to DD&A charges on the recently acquired gas properties in California as the life of these reserves is shorter than our other longer lived assets. DD&A for these assets was approximately $1.2 Million for the third quarter of 2002.

        Exploration charges increased year over year. These charges are primarily related to dry hole costs. During the third quarter of both years, one dry hole was drilled. However, the dry hole drilled in 2002 was more than twice the cost of the dry hole drilled in 2001.

        During the 2001 third quarter, the Company participated in a 3-D seismic shoot and no such charges were incurred during the third quarter of 2002. A 3-D seismic project is planned for the fourth quarter of this year.

        The increase in general and administrative expenses is primarily attributable to an increase in general liability, control of well and other insurance costs. Also contributing to the increase were costs associated with pursuing acquisition and divestiture opportunities.

        Higher interest costs in 2002 reflect the increased balance of the debt outstanding under the Company's credit facility. Our current average interest rate on debt outstanding is approximately 4.05%.

COMPARISON OF FIRST NINE MONTHS 2002 WITH FIRST NINE MONTHS 2001

        Lower oil and natural gas prices were offset by the increase in natural gas production during the second and third quarters of the year attributable to our recent Sacramento Basin acquisition. Total revenues for the period were $17,236,759, compared to $17,557,549 during the first nine months of 2001.

        Average oil prices received by the Company in the first nine months of 2002, were $21.41 per barrel, net of hedging costs of $83,198, compared to $24.24 per barrel during the same period of 2001. Average gas prices received during the first nine months of 2002 were significantly lower at $2.22 per Mcf compared to the $5.25 per Mcf received in 2001. For the nine months of 2002, oil production of 477,000 was up slightly from 2001 production of 472,000 barrels. Natural gas production increased 173% from 1.1 Bcf in 2001 to 3.0 Bcf in 2002.

        Operating costs increased 4% from year to year due to the increase in well count from the recent acquisition. The acquired wells are all gas wells and thus have relatively low operating costs per well as compared to our high water cut mature oil wells in the Rocky Mountains. We continue to strive to implement operating cost efficiencies on our Rocky Mountain oil properties for these wells to reduce operating costs and extend the economic life of these properties. Additionally, lower commodity prices, particularly natural gas prices, resulted in lower value-based production taxes for the period.

        Depreciation, depletion and amortization costs were substantially higher in 2002 when compared to 2001. The increase is attributable to depletion on the recently acquired gas properties. The total capitalized cost of $30.7 million is being depleted at rates faster than our other properties. The life of the acquired gas fields is five to seven years as compared to 20 to 30 years for certain of our oil properties.

        General and administrative expenses decreased year over year. In 2001 we incurred higher compensation costs for amounts related to the exercise of employee incentive stock options and fees paid to an employee search firm for services rendered in connection with the hiring of a new vice president of corporate development. Business insurance costs were higher in 2002 as compared to 2001 but the increase was more than offset by reduced 2002 expenses discussed above.

        Higher interest charges in 2002 are related to the higher amount outstanding under our credit facility. Funds were borrowed during the second quarter of 2002 to finance the Sacramento Basin gas property acquisition. Our current average interest rate on debt outstanding is approximately 4.05%.

        Other comprehensive loss for the period includes the fair value of our commodity hedges, net of income taxes, that were in place at September 30, 2002. As a requirement of our new credit facility, we were required to hedge certain amounts of our production in an effort to remove commodity price volatility from our cash flow. During the first nine months of the year, the Company made payments to the counterparty of $83,198 for the months of the contract that have settled. The counterparty valued the hedges at September 30, 2002 at ($1,526,200). Therefore, a liability was recorded and the tax effected net loss is included in other comprehensive loss.

OTHER ITEMS

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141 (SFAS 141), "Business Combinations," and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." Under SFAS 141, the purchase method of accounting must be used for business combinations initiated after June 30, 2001. Under SFAS 142 (effective for Equity beginning January 1, 2002) goodwill and certain intangibles are no longer amortized but will be subject to annual impairment tests. Adoption of these new standards did not have a significant impact on the Company's financial statements.

        In August 2001, the FASB issued SFAS No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 is effective for the Company beginning January 1, 2003. The most significant impact of this standard on the Company will be a change in the method of accruing for site restoration costs. Under SFAS 143, the fair value of asset retirement obligations will be recorded as liabilities when they are incurred, which are typically at the time the assets are placed in service. Amounts recorded for the related assets will be increased by the amount of these obligations. Over time, the liabilities will be accreted for the change in their present value and the initial capitalized costs will be depreciated over the useful lives of the related assets. The Company is finalizing its evaluation of the impact of adopting SFAS 143.

        In August 2001, the FASB issued SFAS No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted this statement on January 1, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains the fundamental provisions of SFAS 121 for the recognition and measurement of the impairment for long-lived assets. There was no financial statement impact from adopting SFAS 144.

        The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

        A summary of our significant accounting policies is included in Note 1 of our Financial Statements contained in the annual report of Form 10-K for the year ended December 31, 2001. We believe the application of these accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial condition and cash flows.

        The preparation of financial statements in accordance with generally accepted accounting principles requires management to make judgements, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Our management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors that they believe to be reasonable under the circumstances. In any given reporting period, actual results could differ from the estimates and assumptions used in preparing our financial statements.

        Critical accounting policies are those that may have a material impact on our financial statements and also require management to exercise significant judgement due to a high degree of uncertainty at the time the estimate is made. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of our Board of Directors. We believe our critical accounting policies include those addressing the recoverability and useful lives of assets, and oil and gas reserve estimates.

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

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

        The answers to items listed under Item 3 are inapplicable or negative except for items related to interest rate and commodity price risk.

        Our credit facility has variable interest rates and any fluctuation in interest rates will increase or decrease our interest expense.

        We have market risk exposure related to the prices received for the sale of crude oil and natural gas. We periodically enter into hedge contracts to manage the commodity price risk.

ITEM 4 Controls and Procedures

        Within 90 days prior to the filing date of this Report, the Company's principal executive officer ("CEO") and principal financial officer ("CFO") carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on those evaluations, the Company's CEO and CFO believe

          (i)    that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

          (ii)  that the Company's disclosure controls and procedures are effective.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation referred to in Item 4, above, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

PART II

OTHER INFORMATION

        The answers to items one through five listed under Part II are inapplicable or negative, except as shown below

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

(i)	Restated Articles of Incorporation. Incorporated by reference from the annual report on Form 10-K for the year-ended December 31, 1995.
(ii)	Amended By-Laws. Incorporated by reference from the annual report on Form 10-K for the year-ended December 31, 1997.
(iii)	Change in Control Compensation Agreement for David P. Donegan incorporated by reference from the Form 10-Q for the period ended June 30, 2001. Change in Control Compensation Agreement for Russell V. Florence, incorporated by reference from the annual report on Form 10-K for the year-ended December 31, 2000. Change in Control Compensation Agreements for Paul M. Dougan and James B. Larson, incorporated by reference from the annual report on Form 10-K for the year-ended December 31, 1997.
(iv)	Exhibit 99-1—Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

EQUITY OIL COMPANY (Registrant)
DATE:	November 14, 2002	By	/s/ PAUL M. DOUGAN Paul M. Dougan, President
DATE:	November 14, 2002	By	/s/ RUSSELL V. FLORENCE Russell V. Florence, Treasurer

CERTIFICATIONS

        I, Paul M. Dougan, President and Chief Executive Officer of Equity Oil Company, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Equity Oil Company (the "Company"):

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.
The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.
The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By	/s/ PAUL M. DOUGAN Paul M. Dougan, President and Chief Executive Officer

CERTIFICATIONS

        I, Russell V. Florence, Treasurer of Equity Oil Company, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Equity Oil Company (the "Company"):

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.
The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.
The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By	/s/ RUSSELL V. FLORENCE Russell V. Florence, Treasurer and Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM I: Financial Statements
EQUITY OIL COMPANY Statements of Operations For the nine months ended September 30, 2002 and 2001 (Unaudited)
EQUITY OIL COMPANY Statements of Comprehensive Income (Loss) For the nine months ended September 30, 2002 and 2001 (Unaudited)
EQUITY OIL COMPANY Statements of Operations For the three months ended September 30, 2002 and 2001 (Unaudited)
EQUITY OIL COMPANY Statements of Comprehensive Income (Loss) For the three months ended September 30, 2002 and 2001 (Unaudited)
EQUITY OIL COMPANY Balance Sheets as of September 30, 2002 and December 31, 2001 (Unaudited)
EQUITY OIL COMPANY Statements of Cash Flows For the nine months ended September 30, 2002 and 2001 (Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3 Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4 Controls and Procedures
PART II OTHER INFORMATION
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS