Form 10-K/A
period 2002-12-31
EQUITY OIL CO
filed 2003-05-06
CIK 33325

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information contained under the heading Security Ownership of Certain Beneficial Owners and Management contained on pages 10 and 11 in the definitive proxy statement to be filed in connection with the Company's annual meeting on May 21, 2003 is incorporated herein by reference to this item.

EQUITY'S COMPENSATION PLAN INFORMATION

        The following table provides information as of December 31, 2002 with respect to the shares of Equity's common stock that may be issued under Equity's existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	1,724,800	(1)	$2.80	469,000
Equity Compensation Plans Not Approved by Stockholders	100,000	(2)	$5.00	0
Total	1,824,800		$2.91	469,000

(1)
Includes Options under Equity's 1993 Incentive Stock Option Plan and 2000 Stock Option Plan

(2)
Options remaining in favor of Coastline Exploration Inc., which were granted in connection with the acquisition of the Symskaya License. The options expire December 9, 2003.

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
Date: May 2, 2003

CERTIFICATIONS

        I, Paul M. Dougan, President and Chief Executive Officer of Equity Oil Company, certify that:

  1.
  I have reviewed this annual report on Form 10-K/A of Equity Oil Company (the "Company"):

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

Date: May 2, 2003	By	/s/ PAUL M. DOUGAN Paul M. Dougan, President and Chief Executive Officer

CERTIFICATIONS

        I, Russell V. Florence, Treasurer of Equity Oil Company, certify that:

  1.
  I have reviewed this annual report on Form 10-K/A of Equity Oil Company (the "Company"):

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

Date: May 2, 2003	By	/s/ RUSSELL V. FLORENCE Russell V. Florence, Treasurer and Chief Financial Officer

QuickLinks

  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SIGNATURES
CERTIFICATIONS