Form 10-Q
period 2003-03-31
EQUITY OIL CO
filed 2003-05-09
CIK 33325

UNITED STATES
FORM 10Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-610

EQUITY OIL COMPANY
(Exact name of registrant as specified in its charter)

COLORADO	87-0129795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 806, 10 West Third South, Salt Lake City, Utah 84101
(Address of principal executive offices) (Zip Code)

(801) 521-3515
Registrant’s telephone number, including area code

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐   No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 7, 2003):  12,008,661

PART I - FINANCIAL INFORMATION

ITEM I:  Financial Statements

EQUITY OIL COMPANY
Statements of Operations
For the three months ended March 31, 2003 and 2002
(Unaudited)

	2003	2002
REVENUES
Oil and gas sales	$6,728,397	$3,511,397
Other	118,577	66,210
	6,846,974	3,577,607
EXPENSES
Operating costs	2,003,716	1,707,062
Depreciation, depletion and amortization	1,925,000	900,000
3-D seismic	9,917	14,934
Exploration	43,393	63,659
General and administrative	795,210	547,314
Production and exploration overhead	433,997	344,425
Accretion expense	68,000	—
Interest	310,589	50,889
	5,589,822	3,628,283
Income (loss) from continuing operations before income taxes	1,257,152	(50,676)

Provision for (benefit from) income taxes	464,769	(18,696)

Income (loss) from continuing operations	792,383	(31,980)

Discontinued operations (Note 6)
Income from operations of properties sold, net of provision for income taxes of $52,812 and $43,296	90,041	73,816

Gain on sale of properties, net of provision for income taxes of $415,168	655,168	—

Income before cumulative effect of accounting change	1,537,592	41,836

Cumulative effect of change in accounting, net of benefit from income taxes of $622,832	(1,061,865)	—

NET INCOME	$475,727	$41,836

Proforma net income reflecting adoption of SFAS 143		$23,786

The accompanying notes are an integral part of these statements.

EQUITY OIL COMPANY
Statements of Operations
For the three months ended March 31, 2003 and 2002
Continued
(Unaudited)

	2003	2002
Basic income (loss) per common share
Income (loss) from continuing operations	$.07	$(.00)

Income from discontinued operations	$.06	$.01

Income before cumulative effect of accounting change	$.13	$.00

Cumulative effect of change in accounting	$(.09)	—

NET INCOME	$.04	$.00

Diluted income (loss) per common share

Income (loss) from continuing operations	$.07	$(.00)

Income from discontinued operations	$.06	$.01

Income before cumulative effect of accounting change	$.13	$.00

Cumulative effect of change in accounting	$(.09)	—

NET INCOME	$.04	$.00

Proforma net income per share, reflecting adoption of SFAS 143
Basic	—	$.00

Diluted	—	$.00

Weighted average shares outstanding

Basic	12,008,661	12,687,061

Diluted	12,231,505	12,813,446

The accompanying notes are an integral part of these statements.

EQUITY OIL COMPANY
Statements of Comprehensive Income
For the three months ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Net income	$475,727	$41,836

Other Comprehensive Loss

Unrealized losses on financial instruments, net of benefit from income taxes of $125,733	$(214,363)	—

Comprehensive income	261,364	$41,836

The accompanying notes are an integral part of these statements.

EQUITY OIL COMPANY
Balance Sheets
as of March 31, 2003 and December 31,2002
(Unaudited)

	March 31, 2003	December 31, 2002

ASSETS

Current assets:
Cash and cash equivalents	$2,126,490	$1,348,024
Accounts and advances receivable	4,736,386	4,396,473
Income taxes receivable	1,055,499	1,054,927
Deferred income taxes	28,460	28,460
Other current assets	221,455	215,177
	8,168,290	7,043,061

Property and equipment, at cost	144,968,920	147,174,977
Less accumulated depreciation, depletion and amortization	(76,269,140)	(78,148,866)
	68,699,780	69,026,111

Other assets	671,935	731,184

TOTAL ASSETS	$77,540,005	$76,800,356

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,391,424	$2,157,291
Accrued liabilities	166,697	406,681
Income taxes payable	196,143	170,399
Fair value of financial instruments	2,120,584	1,584,988
	3,874,848	4,319,359

Fair value of financial instruments	137,500	333,000
Asset retirement obligation	3,215,061	—
Revolving credit facility	32,500,000	34,500,000
Deferred income taxes	4,301,554	4,398,319

Total liabilities	44,028,963	43,550,678

Stockholders’ Equity:
Common stock	12,856,661	12,856,661
Paid in capital	3,738,263	3,738,263
Less cost of treasury stock	(1,991,444)	(1,991,444)
Retained earnings	20,330,833	19,855,106
Accumulated other comprehensive loss	(1,423,271)	(1,208,908)
	33,511,042	33,249,678
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,540,005	$76,800,356

The accompanying notes are an integral part of these statements.

EQUITY OIL COMPANY
Statements of Cash Flows
For the three months ended March 31, 2003 and 2002
(Unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$475,727	$41,836
Adjustments
Depreciation, depletion and amortization	1,925,000	900,000
Accretion expense	68,000	—
Cumulative effect of change in accounting	1,061,865	—
Gain on sale of properties	(1,278,426)	—
Change in other assets	59,249	14,693
Equity loss in Symskaya Exploration	—	40,398
Change in deferred income taxes	651,800	24,600

Increase (decrease) from changes in:
Accounts and advances receivable	(339,913)	155,765
Other current assets	(6,278)	25,893
Accounts payable and accrued liabilities	(1,005,851)	(210,345)
Income taxes receivable/payable	25,172	1,297
Net cash provided by operating activities	1,636,345	994,137

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to Symskaya Exploration	—	(40,398)
Capital expenditures	(1,190,261)	(1,446,126)
Proceeds from sale of assets	2,332,382	—
Net cash provided by (used in) investing activities	1,142,121	(1,486,524)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of credit facility fees	—	(75,424)
Payments on credit facility	(2,000,000)	—

Net cash used in financing activities	(2,000,000)	(75,424)

NET (DECREASE) INCREASE IN CASH	778,466	(567,811)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,348,024	960,970
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,126,490	$393,159

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.          Interim Financial Statements

In the opinion of the Company’s management, the accompanying interim financial statements reflect the necessary adjustments, all of which are of a normal and recurring nature, to present fairly the financial position of Equity Oil Company (the Company) as of March 31, 2003, and the results of its operations and its cash flows for the three month periods ended March 31, 2003 and 2002.

The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission.  Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.  These financial statements should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K.

The results for the three month period ended March 31, 2003 are not necessarily indicative of future results.

Note 2.          Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and, if dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method).Options to purchase approximately 1,750,000 shares of common stock at prices of $1.06 to $5.125 per share were outstanding at March 31, 2003, of which, 222,844 incremental shares (768,800 options) were included in the computation of diluted net income per share for the first quarter of 2003.

Options to purchase approximately 1,993,000 shares of common stock at prices of $1.06 to $5.50 per share were outstanding at March 31, 2002, of which, 126,385 incremental shares (417,800 options) were included in the computation of diluted net income per share for the first quarter of 2002.

Note 3.          Hedging Activities

The Company periodically enters into oil and gas financial instruments to manage its exposure to oil and gas price volatility.  The instruments are usually placed with counterparties that the Company believes are minimal credit risks.  It is the Company’s policy to only enter into derivative contracts with investment grade rated counterparties deemed by management to be competent and competitive market makers.  The oil and gas reference prices upon which the price hedging instruments are based reflect various market indices that have  historically correlated with actual prices received by the Company.

As of March 31, 2003, the Company had commodity price hedges in place for 1,100 barrels of oil per day and 6,000 MMBTU of natural gas per day under costless collars.  The oil hedge has a floor of $23.00 and a ceiling of $27.10 and the gas hedges ranged from $3.00 per MMBTU to $4.915 per MMBTU.  The settlement price for the hedges during the quarter ended March 31, 2003 resulted in cash payments of $1,762,445 from the Company to the counterparty.  The fair value of these financial instruments at March 31, 2003, as computed by the counterparty, was ($2,258,084).  This amount is shown on the balance sheet as a current liability of $2,120,584 and a long term liability of $137,500.  There were no financial instruments in place during the first quarter of 2002.

Note 4.          Asset Retirement Obligations

In August 2001, the FASB issued SFAS No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.” SFAS 143 is effective for the Company beginning January 1, 2003. The most significant impact of this standard on the Company was a change in the method of accruing for site restoration costs. Under SFAS 143, the fair value of asset retirement obligations is recorded as a liability when incurred, which is typically at the time the assets are placed in service. Amounts recorded for the related assets are increased by the amount of these obligations. Over time, the liabilities are accreted for the change in their present value and the initial capitalized costs are depreciated over the useful lives of the related assets.

The Company used an expected cash flow approach to estimate its asset retirement obligations under SFAS 143.  Upon adoption at January 1, 2003, the Company recorded a retirement obligation of $3,147,061, an increase in property and equipment cost of $1,997,619, an increase in accumulated depreciation, depletion and amortization of $535,255 and a cumulative effect of accounting change loss, net of tax, of $1,061,865.  As a result of adoption of SFAS 143, the Company estimates that accretion expense will be approximately $273,000 in 2003.

At January 1, 2003, there are no assets legally restricted for purposes of settling asset retirement obligations.  There was no impact on the Company’s cash flows as a result of adopting SFAS 143 since the cumulative effect of change in accounting method is a non-cash transaction.

The Company’s estimated asset retirement obligation liability at January 1, 2002 was approximately $2.9 million.

Note 5.          Stock Based Compensation Plans

At March 31, 2003, the Company had one stock-based compensation plan.  The Company applies APB Opinion No. 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized for options granted to employees under its fixed stock option plan.

On December 31, 2002, the FASB issued SFAS 148, “Accounting for Stock Based Compensation Transition and Disclosure,” which amends SFAS 123. SFAS 148 requires more prominent and frequent disclosures about the effects of stock-based compensation.  The Company adopted, SFAS 148 for the year ended December 31, 2002. The Company will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25.

Had compensation cost for the Company’s stock options been recognized based on the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended, the Company’s net earnings and earnings per share would have been as follows:

		2003	2002

Net income, as reported		$475,727	$41,836

Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects.		36,772	53,362

Pro forma net income (loss)		$438,955	$(11,526)

Net income (loss) per share

Basic	As reported	$.04	$(.00)
	Pro forma	$.04	$(.00)

Diluted	As reported	$.04	$(.00)
	Pro forma	$.04	$(.00)

Note 6. Discontinued Operations

During February and March 2003, three packages of Canadian oil and gas properties were sold for approximately $2.4 million, resulting in a gain of approximately $1.2 million ($805,800 net of tax). In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations and gain on sale of these properties have been reflected as discontinued operations.  Revenue from these Canadian oil and gas properties was approximately $147,000 and $154,000 for the three month periods March 31, 2003 and March 31, 2002.  After the sales, the Company’s remaining Canadian asset is its 50% interest in the Cessford Field located in southern Alberta.

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Gas sales from the recent Sacramento Basin gas acquisition and higher crude oil and natural gas prices accounted allowed for higher oil and gas revenues for the first quarter of 2003 as compared to the first quarter of 2002. Oil and gas sales were 92% higher in the first quarter of 2003 as compared to the first quarter of 2002. Total oil and gas sales for the three month period ended March 31, 2003 were $6,728,397, compared to $3,511,397 during the first quarter of 2002.  The recent Sacramento Basin acquisition accounted for $3.1 million of the 2003 oil and gas sales.

The Company recorded net income for the 2003 first quarter of $475,727 or $.04 per share. This compares to net income for the first quarter of 2002 of $41,836, or $.00 per share.  For the first quarter of 2003 higher gas production, higher gas prices, higher crude oil prices and the gain from the sale of certain Canadian properties were partially offset by payments made under commodity hedging agreements and the cumulative effect of change in accounting method.

Excluding the impact of the non-cash charge for the change in accounting method relating to the adoption of SFAS 143, income before cumulative effect for the first quarter of 2003 was $1,537,592 or $.13 per share.  This includes income from discontinued operations of $745,209, net of income taxes.  Also included in the income from continuing operations are payments made under hedging contracts of $1,762,445.  These payments are netted against oil and gas sales revenue.

Oil production in the 2003 first quarter was 145,000 barrels, compared to 156,000 in the fourth quarter of 2002 and 163,000 in the first quarter of 2002.  The decrease from quarter to quarter is attributable to the normal production declines of our properties as they mature.   Gas production decreased during the quarter from 1.16 billion cubic feet in the fourth quarter of 2002 to 898,000 million cubic feet during the first quarter of 2003.  Due to The Sacramento Basin acquisition in April 2002 resulted in a gas production increase of 189% for the first quarter of 2003 over the same period of the 2002 first quarter production of 311,000 Mcf.

The average crude oil price received in the first quarter 2003 was $24.88 per barrel, compared to $17.35 per barrel received during the same period of 2002.  Gas prices also increased in the first quarter of 2003, averaging $3.36 per Mcf, compared to $1.87 per Mcf received during the first quarter of 2002.  The received prices are calculated net of payments made under hedging agreements.  During the first quarter of 2003, the Company made payments to the counterparty for oil hedges of $663,366 and natural gas hedges of $1,099,079.  No hedge settlement payments were made in 2002.

As of March 31, 2003, the Company had commodity price hedges in place for 1,100 barrels of oil per day and 6,000 MMBTU of natural gas per day under costless collars.  The oil hedge has a floor of $23.00 and a ceiling of $27.10 and runs from May 2002 through April 2003.  One gas hedge for 5,000 MMBTU has a floor of $3.00 and a ceiling of $4.43 per MMBTU for the period May 2002 through April 2004.  The second gas hedge, for 1,000 MMBTU, has a floor of $3.50 and a ceiling of $4.915 per MMBTU and runs from January 2003 through December 2003.   The fair value of the hedges as computed by the counterparty at March 31, 2003 was ($2,258,084).  This amount is shown on the balance sheet as a current liability of $2,120,584 and a long term liability of $137,500.

Operating expenses were higher in 2003 than 2002.  Lease operating costs increased from $1,707,062 in 2002 to $2,003,716 in 2003, a 17% increase.  The increase is attributable to the operating costs on the  Sacramento Basin properties acquired during the second quarter of 2002.  Costs associated with these properties totaled approximately $505,000 during the first quarter of 2003.  We were successful during the first quarter of 2003 in reducing operating costs on our other operated properties.

Depreciation, depletion and amortization (DD&A) charges during the 2003 quarter were substantially higher than the amount recorded during the same quarter of 2002.  This increase is attributable to DD&A charges on the recently acquired gas properties in California which have a reserve life which is shorter than our other oil and gas properties.  DD&A for these assets was approximately $1.0 Million for the first quarter of 2003.

The increase in general and administrative expenses is primarily attributable to increases in salaries and employee benefits, general liability, control of well and other insurance costs, and investor relations costs.  Also contributing to the increase were costs associated with pursuing acquisition and divestiture opportunities.

The increase in production and exploration overhead is attributable to increased salary and employee benefit costs.

Higher interest costs in 2003 reflect the increased balance of the debt outstanding under the Company’s credit facility. Our current average interest rate on debt outstanding is approximately 3.55%.

During February and March 2003, three packages of Canadian oil and gas properties were sold for approximately $2.4 million, resulting in a gain of approximately $1.2 million ($805,800 net of tax). In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations and gain on sale of these properties have been reflected as discontinued operations.  Revenue from these Canadian oil and gas properties was approximately $147,000 and $154,000 for the three month periods March 31, 2003 and March 31, 2002.  After the sales, the Company’s remaining Canadian asset is its 50% interest in the Cessford Field located in southern Alberta.

Other comprehensive loss of $214,363 for the first quarter of 2003 represents the Company’s unrealized loss on commodity hedges, net of income taxes, that were in place at March 31, 2003. As a requirement of our new credit facility, we were required to hedge certain amounts of our production in an effort to remove commodity price volatility from our cash flows.  The counterparty valued the hedges at March 31, 2003 at ($2,258,084).  Therefore, a liability was recorded and the tax effected unrealized net loss is included in other comprehensive loss.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s cash balances increased 58% from December 31, 2002 due principally to higher oil and gas sales revenues and net proceeds from the sale of certain Canadian oil and gas properties offset by capital expenditures and payments on our revolving credit facility. Cash flow from operating activities for the first three months of 2003 increased $642,209 or 65% to $1,636,346 from $994,137 for the first three months of 2002.

Investment in property and equipment for the first three months of 2003 totaled $1,190,262 compared to $1,446,126 during the same period of 2002.

Debt outstanding at March 31, 2003 was $32.5 million, a decrease of $2.0 million from year-end 2002 amounts.  We will continue to utilize future excess operating cash flow to reduce the amount outstanding under our credit facility.

We believe that existing cash balances, cash flow from operating activities, and funds available under our credit facility will provide adequate resources to meet our capital and exploration spending objectives for 2003.

OTHER ITEMS

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 1 of our financial statements contained in the annual report on Form 10-K for the year ended December 31, 2002.  We believe the application of these accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our results of operations, financial condition and cash flows.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make judgements, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements.  Our management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors that they believe to be reasonable under the circumstances.  In any given reporting period, actual results could differ from the estimates and assumptions used in preparing our financial statements.

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

FORWARD LOOKING STATEMENTS

The preceding discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing in the Company’s annual report on Form 10-K.  Except for the historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 2le of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs and assumptions, current expectations, estimates, and projections.  Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words “believes”, “anticipates”, “plans”, “expects”, “may”, “should” or similar expressions are forward-looking statements.  Many of the factors that will determine the Company’s future results are beyond the ability of the Company to control or predict.  These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements.  The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Important factors that may effect future results include, but are not limited to: drilling success, the availability of equipment and contract services, environmental risks and impediments, geologic hazards, the risk of a significant natural disaster, the inability of the Company to insure against certain risks, fluctuations in commodity prices, the inherent limitations in our ability to estimate oil and gas reserves, changing government regulations, as well as general market conditions, competition and pricing, and other risks detailed from time to time in the Company’s SEC reports, copies of which are available upon request from the Company’s investor relations department.

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

ITEM 4

Controls and Procedures

Within 90 days prior to the filing date of this Report, the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on those evaluations, the Company’s CEO and CFO believe

(i) that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

(ii) that the Company’s disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the evaluation referred to in Item 4, above, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

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

(iv)                         Exhibit 99-1 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

EQUITY OIL COMPANY
(Registrant)

DATE:	May 9, 2003	By	/s/ Paul M. Dougan
Paul M. Dougan, President

DATE:	May 9, 2003	By	/s/ Russell V. Florence
Russell V. Florence, Treasurer

CERTIFICATIONS

 I, Paul M. Dougan, President and Chief Executive Officer of Equity Oil Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Equity Oil Company (the “Company”):

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

4. The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6. The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By	/s/ Paul M. Dougan
Paul M. Dougan, President and Chief Executive Officer

CERTIFICATIONS

 I, Russell V. Florence, Treasurer of Equity Oil Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Equity Oil Company (the “Company”):

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

4. The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6. The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By	/s/ Russell V. Florence
Russell V. Florence, Treasurer and Chief Financial Officer