Form 10-Q
period 2003-06-30
EQUITY OIL CO
filed 2003-08-13
CIK 33325

UNITED STATES

FORM 10Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated file (as defined in Rule 12b-2 of the exchange Act)

Yes   ☐   No   ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   ☐   No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (August 11, 2003) : 12,008,661

PART I - FINANCIAL INFORMATION

ITEM I:             Financial Statements

EQUITY OIL COMPANY
Statements of Operations
For the six months ended June 30, 2003 and 2002
(Unaudited)

	2003	2002

REVENUES
Oil and gas sales	$13,396,075	$10,377,345
Other	216,906	99,519
	13,612,981	10,476,864
EXPENSES
Operating costs	4,393,845	3,638,593
Depreciation, depletion and amortization	3,825,000	3,300,000
3-D seismic	12,331	14,934
Exploration	153,880	125,761
General and administrative	1,701,208	1,139,388
Production and exploration overhead	876,586	652,056
Accretion expense	136,001	—
Interest	588,691	370,698
	11,687,542	9,241,430
Income from continuing operations before income taxes	1,925,439	1,235,434

Provision for income taxes	629,529	526,970

Income from continuing operations	1,295,910	708,464

Discontinued operations (Note 6) Income from operations of properties sold, net of provision for income taxes of $52,812 and $144,718	90,041	194,561

Gain on sale of properties, net of provision for income taxes of $453,940	655,168	—

Income before cumulative effect of accounting change	2,041,119	903,025

Cumulative effect of change in accounting, net of benefit from income taxes of $622,832	(1,061,865)	—

NET INCOME	$979,254	$903,025

Proforma net income reflecting adoption of SFAS 143		$866,925

Basic income per common share
Income from continuing operations	$.11	$.06

Income from discontinued operations	$.06	$.01

Income before cumulative effect of accounting change	$.17	$.07

Cumulative effect of change in accounting	$(.09)	—

NET INCOME	$.08	$.07

Diluted income per common share

Income from continuing operations	$.11	$.06

Income from discontinued operations	$.06	$.01

Income before cumulative effect of accounting change	$.17	$.07

Cumulative effect of change in accounting	$(.09)	—

NET INCOME	$.08	$.07

Proforma net income per share, reflecting adoption of SFAS 143

Basic	—	$.07

Diluted	—	$.07

Weighted average shares outstanding

Basic	12,008,661	12,573,549

Diluted	12,259,841	12,721,540

The accompanying notes are an integral part of these statements.

EQUITY OIL COMPANY

Statements of Comprehensive Income

For the six months ended June 30, 2003 and 2002

(Unaudited)

	2003	2002

Net income	$979,254	$903,025

Other comprehensive loss

Unrealized losses on financial instruments, net of benefit from income taxes of $94,726 and $125,733	(161,498)	(434,159)

Comprehensive income	$817,756	$468,866

The accompanying notes are an integral part of these statements.

EQUITY OIL COMPANY

Statements of Operations

For the three months ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
REVENUES
Oil and gas sales	$6,667,676	$6,865,948
Other	110,921	33,309
	6,778,597	6,899,257
EXPENSES

Operating costs	2,390,129	1,931,531
Depreciation, depletion and amortization	1,900,000	2,400,000
3-D seismic	2,414	—
Exploration	110,487	62,102
General and administrative	822,402	592,074
Production and exploration overhead	442,589	307,631
Accretion expense	68,001	—
Interest	278,102	319,809
	6,014,124	5,613,147
Income from continuing operations before income taxes	764,473	1,286,110

Provision for income taxes	260,946	552,334

Income from continuing operations	$503,527	$733,776

Discontinued operations (Note 6) Income from operations of properties sold, net of provision for income taxes of $94,754	—	127,413

NET INCOME	$503,527	$861,189

Proforma net income reflecting adoption of SFAS 143		$843,139

Basic income per common share
Income from continuing operations	$.04	$.06

Income from discontinued operations	$—	$.01

NET INCOME	$.04	$.07

Diluted income per common share

Income from continuing operations	$.04	$.06

Income from discontinued operations	$—	$.01

NET INCOME	$.04	$.07

Proforma net income per share, reflecting adoption of SFAS 143
Basic	—	$.07

Diluted	—	$.07

Weighted average shares outstanding

Basic	12,008,661	12,461,285

Diluted	12,288,337	12,627,124

The accompanying notes are an integral part of these statements.

EQUITY OIL COMPANY

Statements of Comprehensive Income

For the three months ended June 30, 2003 and 2002

(Unaudited)

	2003	2002

Net income	$475,727	$861,189

Other comprehensive gain (loss)

Unrealized gains (losses) on financial instruments, net of expense from income taxes of $31,007 in 2003 and net of benefit from income taxes of $254,654 in 2002	52,865	(434,159)

Comprehensive income	$528,592	$427,030

The accompanying notes are an integral part of these statements.

EQUITY OIL COMPANY

Balance Sheets

as of June 30, 2003 and December 31,2002

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$613,466	$1,348,024
Accounts and advances receivable	4,220,562	4,396,473
Income taxes receivable	956,033	1,054,927
Deferred income taxes	28,460	28,460
Other current assets	226,582	215,177
	6,045,103	7,043,061

Property and equipment, at cost	146,163,173	147,174,977
Less accumulated depreciation, depletion and amortization	(78,169,140)	(78,148,866)
	67,994,033	69,026,111

Other assets	612,685	731,184

TOTAL ASSETS	$74,651,821	$76,800,356

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,298,922	$2,157,291
Accrued liabilities	209,488	406,681
Income taxes payable	453,216	170,399
Fair value of financial instruments	2,174,212	1,584,988
	4,135,838	4,319,359

Fair value of financial instruments	—	333,000
Asset retirement obligation	3,283,062	—
Revolving credit facility	29,000,000	34,500,000
Deferred income taxes	4,165,487	4,398,319

Total liabilities	40,584,387	43,550,678

Stockholders’ equity:
Common stock	12,856,661	12,856,661
Paid in capital	3,738,263	3,738,263
Less cost of treasury stock	(1,991,444)	(1,991,444)
Retained earnings	20,834,360	19,855,106
Accumulated other comprehensive loss	(1,370,406)	(1,208,908)
	34,067,434	33,249,678
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,651,821	$76,800,356

The accompanying notes are an integral part of these statements.

EQUITY OIL COMPANY

Statements of Cash Flows

For the six months ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$979,254	$903,025
Adjustments
Depreciation, depletion and amortization	3,825,000	3,300,000
Accretion expense	136,001	—
Cumulative effect of change in accounting	1,061,865	—
(Gain) loss on sale of properties	(1,264,556)	3,478
Change in other assets	118,499	79,140
Equity loss in Symskaya Exploration	—	74,452
Change in deferred income taxes	484,726	513,123
Increase (decrease) from changes in:
Accounts and advances receivable	175,911	(1,106,604)
Other current assets	(11,405)	(67,613)
Accounts payable and accrued liabilities	(1,055,562)	(1,292,363)
Income taxes receivable/payable	381,711	120,741
Net cash provided by operating activities	4,831,444	2,527,379

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to Symskaya Exploration	—	(74,452)
Capital expenditures	(2,398,384)	(33,302,653)
Proceeds from sale of properties	2,332,382	—

Net cash used in investing activities	(66,002)	(33,377,105)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options	—	7,500
Treasury stock purchase, 608,400 shares at cost	—	(1,295,892)
Credit facility borrowing	—	37,000,000
Payments on credit facility	(5,500,000)	(5,500,000)
Net cash provided by (used in) financing activities	(5,500,000)	30,211,608

NET DECREASE IN CASH	(734,558)	(638,118)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,348,024	960,970
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$613,466	$322,852

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Interim Financial Statements

In the opinion of the Company’s management, the accompanying interim financial statements reflect the necessary adjustments, all of which are of a normal and recurring nature, to present fairly the financial position of Equity Oil Company (the Company) as of June 30, 2003, and the results of its operations and its cash flows for the six month periods ended June 30, 2003 and 2002.

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

The results for the three and six month period ended June 30, 2003 are not necessarily indicative of future results.

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

Options to purchase approximately 1,873,400 shares of common stock at prices of $1.06 to $5.125 per share were outstanding at June 30, 2003, of which, 279,676 incremental shares (868,729 options) and 251,180 incremental shares (736,886 options) were included in the computation of diluted net income per share for the three and six month periods ended June 30, 2003. Options to purchase approximately 1,833,800 shares of common stock at prices of $1.06 to $5.50 per share were outstanding at June 30, 2002, of which, 165,839 incremental shares (417,800 options) and 147,991 incremental shares (417,027 options) were included in the computation of diluted net income per share for the three and six month periods ended June 30, 2002.

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

As of June 30, 2003, the Company had commodity price hedges in place for 6,000 MMBTU of natural gas per day under costless collars (5,000 MMBTU through April 30, 2004 and 1,000 MMBTU through December 31, 2003).  The hedges ranged from a floor of $3.00 per MMBTU and a ceiling of $4.915 per MMBTU.  The settlement price for the hedges during the quarter ended June 30, 2003 resulted in cash payments of $535,267 from the Company to the counterparty which are reflected as a reduction of oil and gas sales.  The fair value of these financial instruments at June 30, 2003, as computed by the counterparty, was ($2,174,212).  This amount is shown on the balance sheet as a current liability.

Note 4.     Asset Retirement Obligation

In August 2001, the FASB issued SFAS No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.” SFAS 143 was effective for the Company beginning January 1, 2003. The most significant impact of this standard on the Company was a change in the method of accruing for site restoration costs associated with its oil and gas properties. Under SFAS 143, the fair value of asset retirement obligations is recorded as a liability when incurred, which is typically at the time the assets are placed in service. Amounts recorded for the related assets are increased by the amount of these obligations. Over time, the liabilities are accreted for the change in their present value and the initial capitalized costs are depreciated over the useful lives of the related assets.

The Company used an expected cash flow approach to estimate its asset retirement obligations under SFAS 143.  Upon adoption at January 1, 2003, the Company recorded a retirement obligation of $3,147,061, an increase in property and equipment cost of $1,997,619, an increase in accumulated depreciation, depletion and amortization of $535,255 and a cumulative effect of accounting change, net of benefit from taxes, of $1,061,865.  As a result of adoption of SFAS 143, the Company estimates that accretion expense will be approximately $273,000 in 2003.

The following table summarizes the Company’s asset retirement obligation liability as of June 30, 2003:

Balance, December 31, 2002	$—
Liability recorded upon adoption of SFAS 143	3,147,061
Accretion expense	136,001
Payments	—
Balance, June 30, 2003	3,283,062

At June 30, 2003, there are no assets legally restricted for purposes of settling asset retirement obligations.  There was no impact on the Company’s cash flows as a result of adopting SFAS 143 since the cumulative effect of change in accounting method is a non-cash transaction.

The Company’s estimated asset retirement obligation liability at January 1, 2002 was approximately $2.9 million.

The SFAS 143 impact on net income for the three and six month periods ending June 30, 2003 was additional expense of approximately $99,200 and $201,400 or $0.01 and $0.02 per common share.

Note 5.     Stock Based Compensation Plans

At June 30, 2003, the Company had one stock-based compensation plan.  The Company applies APB Opinion No. 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized for options granted to employees under its fixed stock option plan.

On December 31, 2002, the FASB issued SFAS 148, “Accounting for Stock Based Compensation Transition and Disclosure (SFAS 148),” which amends SFAS 123. SFAS 148 requires more prominent and frequent disclosures about the effects of stock-based compensation.  The Company adopted the disclosure provision of SFAS 148 for the year ended December 31, 2002. The Company will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25.

Had compensation cost for the Company’s stock options been recognized based on the estimated fair value on the grant date under the fair value methodology prescribed by SFAS 123, the Company’s net earnings and earnings per share would have been as follows:

		Six Months	Six Months	Three Months	Three Months
		Ended	Ended	Ended	Ended
		6/30/03	6/30/02	6/30/03	6/30/02

Net income, as reported		$979,254	$903,025	$503,527	$861,189

Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects.		63,393	104,131	26,621	50,769

Pro forma net income (loss)		$915,861	$798,894	$476,906	$810,420

Net income (loss) per share

Basic	As reported	$.08	$.07	$.04	$.07
	Pro forma	$.08	$.06	$.04	$.07

Diluted	As reported	$.08	$.07	$.04	$.07
	Pro forma	$.07	$.06	$.04	$.06

Note 6.          Discontinued Operations

During February and March 2003, three packages of Canadian oil and gas properties were sold for approximately $2.4 million, resulting in a gain of approximately $1.2 million ($745,209 net of tax). In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations and gain on sale of these properties have been reflected as discontinued operations.  Revenue from these Canadian oil and gas properties was approximately $154,000 and $432,000 for the three and six month periods ending June 30, 2002.  After the sales, the Company’s remaining Canadian asset is its 50% interest in the Cessford Field located in southern Alberta.

Note 7.          Intangible Assets

Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141) and Statement of Financial Accounting Standards, No. 142, Goodwill and Intangible Assets (FAS 142) were issued by the Financial Accounting Standards Board (FASB) in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively.   FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Additionally, FAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets.  FAS 142 establishes new guidelines for accounting for goodwill and other intangible assets.  Under FAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment.   The FASB, the Securities and Exchange Commission (SEC) and others continue to discuss the appropriate application of FAS 141 and 142 to oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves.  Depending on the outcome of such discussions, these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds may be classified separately from oil and gas properties, as intangible assets on our balance sheets.  In addition, the disclosures required by FAS 141 and 142 relative to intangibles would be included in the notes to financial statements.  Historically, we, like many other oil and gas companies, have included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and gas properties, even after FAS 141 and 142 became effective.

This interpretation of FAS 141 and 142 would only affect our balance sheet classification of oil and gas leaseholds.  Our results of operations and cash flows would not be affected, since these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves would continue to be amortized in accordance with accounting rules for oil and gas companies provided in Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (FAS 19).

At December 31, 2002 we had net undeveloped leaseholds of approximately $1.35 million that would be classified on our balance sheet as “intangible undeveloped leasehold” and net developed leaseholds of an estimated $308,000 that would be classified as “intangible developed leaseholds” if we applied the interpretation currently being discussed.

We will continue to classify our oil and gas mineral rights held under lease and other contractual rights representing the right to extract such reserves as tangible oil and gas properties until further guidance is provided.

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Financial Results

Higher oil and natural gas prices were partially offset by the effects of hedging payments and lower production volumes and resulted in higher oil and gas revenues for the first half of 2003 as compared to the first half of 2002. Oil and gas sales were 29% higher in the first half of 2003 as compared to the first half of 2002. Total revenues for the six month period ended June 30, 2003 were $13,612,981, compared to $10,476,864 during the first half of 2002. The Company recorded net income for the 2003 first half of $979,254, or $.08 per basic share. This compares to net income for the first half of 2002 of $903,025, or $.07 per basic share.

During the second quarter of 2003, the Company recorded net income of $503,527, or $.04 per basic share, compared to net income of $861,189 during the corresponding period of 2002, or $.07 per basic share.  Total revenues of $6,778,597 during the second quarter of 2003 compare to second quarter 2002 revenues of $6,899,257.

Operating Results

The Company participated in the drilling of four wells during the quarter and another was in progress at the end of the quarter.  The FH Petroleum #1-3BR, an exploratory well on the Roosevelt Creek Area proprietary 3-D seismic project in the Williston Basin of North Dakota, was drilled by FH Petroleum.  The well was completed in June and is currently producing 130 barrels per day.  The Company has a 25.0% working interest in this well that is operated by FH Petroleum.

Three development wells in the Todhunters Lake Field in Yolo County, California were drilled during the quarter.  All three wells appear to have productive sands in the Markley Gorge Submarine Canyon Fill Formation and the Upper Mokulmne River Formation.  Completion operations were started at the end of June.  We also recompleted four existing wells in this field during the quarter.  The wells were recompleted in the Starkey and Upper Mokulmne River Sands.  We have a 100% working interest in these wells in the Todhunters Lake Field.

At the end of the quarter, we were drilling an exploration well in Todhunters Lake Field to test an apparent accumulation of hydrocarbons in the Cretaceous age Winters Formation.  In July it was determined this well was a dry hole and thus costs incurred prior to the end of the quarter of $81,000 are included in expense for the second quarter.

The Company continued its polymer injection water-shut-off treatment program in the Big Horn Basin by treating three additional wells during the quarter in the Torchlight Field.   The 2002 pilot program, increased oil production 517% from the six pilot wells, to 142 barrels of oil per day (BOPD) from 23 BOPD and deceased fresh water production by 49%.  Similar results are expected from the 2003 program.

Oil production in the 2003 second quarter was 143,000 barrels, compared to 145,000 in the prior 2003 quarter.  The decrease from quarter to quarter is attributable to the normal production declines of our properties as they mature.  Gas production also declined slightly from 898,000 million cubic feet in the first quarter to 864,000 million cubic feet in the second quarter.  Gas production from our Sacramento Basin acquisition has decreased from the initial rates when we acquired the properties as we have changed the operating philosophy to maximize the ultimate recovery of natural gas from the properties.  This has resulted in lower short term production, but should extend the economic life of the property.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s cash balances decreased 54% from December 31, 2002. Cash flow from operating activities in the first half of 2003 increased 91% or $2.3 million from $2,527,379 for the six months ended June 30, 2002 to $4,873,218 for the six months ended June 30, 2002.  The increase is due primarily to higher commodity prices received for sales of oil and natural gas.

Investment in property and equipment for the six months ended June 30, 2003 totaled $2,398,384 compared to $33,302,653 during the same period of 2002.  Approximately $30.7 million of the prior year expenditures are attributable to the acquisition of the Sacramento Basin assets.

Debt outstanding at June 30, 2003 was $29 million, a decrease of $5.5 million from year-end 2002 amounts.   At June 30, 2003, our borrowing base as determined by our bank was $36 million; thus we had $7.0 million of remaining availability under the current commitment on the facility.

We believe that existing cash balances, cash flow from operating activities, and funds available under the Company’s credit facility will provide adequate resources to meet our capital and exploration spending objectives for 2003.

COMPARISON OF SECOND QUARTER 2003 WITH SECOND QUARTER 2002

Total revenues for the period decreased 2% to $6,778,597 for the second quarter of 2003 compared to $6,899,257 during the same period of 2002.  The decrease is attributable to lower production volumes as our properties mature and our production philosophy to maximize the ultimate recovery of gas from the properties acquired in the Sacramento Basin in the prior year.  This philosophy has resulted in lower short-term production volumes, but should result in greater ultimate recovery over the life of the property.

The average crude oil price received, net of the effects of hedging, in the second quarter this year was $24.84 per barrel, compared to $23.23 per barrel received during the same period of 2002. Gas prices received,  net of the effects of hedging, increased in the second quarter of 2003, averaging $3.57 per Mcf, compared to $2.48 per Mcf received during the second quarter of 2002.

As of June 30, 2003, the Company had commodity price hedges in place for 6,000 MMBTU of natural gas per day under costless collars.  One gas hedge for 5,000 MMBTU has a floor of $3.00 and a ceiling of $4.43 per MMBTU for the period May 2002 through April 2004.  The second gas hedge, for 1,000 MMBTU, has a floor of $3.50 and a ceiling of $4.195 per MMBTU and runs from January 2003 through December 2003.  The settlement price of each of the contracts during the quarter resulted in the company making payments to the counterparty of $535,267.  The Company’s oil hedge expired on April 30, 2003 and the settlement for April 2003 resulted in a payment to the counterparty of $34,188 during the quarter.  Currently there are no volumes of oil hedged.  The fair value of the hedges, as computed by the counterparty at June 30, 2003, was ($2,174,212).  This amount is shown on the balance sheet as a current liability.

Operating costs were 24% higher in 2003 than 2002. This increase is attributable to the payment in 2003 of taxes based on the increase in reserve value associated with the Sacramento Basin properties and workover and plugging costs of two Company operated gas wells.

Exploration costs were higher this period than 2002 due to the dry hole that was in process at the end of the quarter.  General and administrative costs and production and exploration overhead costs were higher this period when compared to the prior year. Due primarily to higher salary and benefit costs, investor relation related expense, credit facility fees and amortization of capitalized credit facility fees.

Lower interest costs in 2003 reflect the decreased balance of the debt outstanding under the Company’s credit facility and lower interest rates.  During the quarter principal payments of $2.5 million were made.  Our current average interest rate on debt outstanding for the 2003 quarter was approximately 3.40% compared to 4.10% in 2002.

COMPARISON OF FIRST HALF 2003 WITH FIRST HALF 2002

Higher oil and natural gas prices were partially offset by payments made under the Company’s hedging agreements and slightly lower production volumes.  The higher prices allowed the Company to show a year over year increase of 30% in total revenue.  Total revenues for the period were $13,612,981, compared to $10,476,864 during the first six months of 2002.  The 2002 revenues have been adjusted to account for sale of certain Canadian assets in 2003 as discontinued operations.

Average oil prices received by the Company in the first six months of 2003, were $24.67 per barrel, compared to $20.17 per barrel during the same period of 2002.  Average gas prices received during the first six months of 2003 were higher at $3.50 per Mcf compared to the $2.38 per Mcf received in 2002.  The average price received in 2003 for both oil and natural gas are net of payments made under the Company’s hedging program.  During the first six months of 2003 payments of $2,331,900 were made to the counterparty to settle the hedges that closed during the period.  During the first six months of

2002 no payments were made to the counterparty for hedging.

For the first six months of 2003, oil production of 288,000 was down  from 2002 production of 319,000 barrels, 2002 production includes approximately 12,000 barrels of oil from the Canadian properties that were sold in 2003.  The remaining decline in oil production is related to normal declines as properties mature.  Natural gas production decreased slightly from 1.796 Bcf in 2002 to 1.762 Bcf in 2003.

Operating costs increased 21% from year to year.  The increase is attributable to the initial year value based taxes on the acquired Sacramento Basin assets and non-recurring workover and plugging costs.

Depreciation, depletion and amortization costs (DD&A) were higher in 2003 when compared to 2002.  The increase is attributable to DD&A on the acquired gas properties.  The 2002 DD&A included expense associated with the properties for only one quarter as they were acquired in April 2002, whereas the 2003 DD&A included expense for the entire year.

General and administrative expenses increased from 2002 first half levels.  In 2003 we incurred higher compensation costs, employee benefit costs, legal fees, travel expense, insurance costs and annual credit facility fees.  Higher costs were also incurred associated with our investor relations program.  Production and exploration overhead expense also increased during the first half of 2003 as compared to the same period of 2002.  The increase in due to higher compensation and benefit charges and geological and geophysical expenses.

Higher interest rate charges are related to the higher amount outstanding under our credit facility.  Funds were borrowed during the second quarter of 2002 to finance the Sacramento Basin gas property acquisition. Our current average interest rate on debt outstanding is approximately 3.40%.

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

Critical accounting policies are those that may have a material impact on our financial statements and also require management to exercise significant judgement due to a high degree of uncertainty at the time the estimate is made.  Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the related disclosures with the Audit Committee of our Board of Directors.  We believe our critical accounting policies include those addressing the recoverability and useful lives of assets, and oil and gas reserve estimates.

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

ITEM 4

Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on those evaluations, the Company’s CEO and CFO believe

(i) that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

(ii) that the Company’s disclosure controls and procedures are effective.

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

PART II

OTHER INFORMATION

The answers to items one through five listed under Part II are inapplicable or negative, except as shown below

ITEM 4.  Submission of Matters to a Vote of Security Holders.

At our annual meeting, held on May 21, 2003, shareholders were asked approve three proposals.  First, to elect Mr. William D. Forster, Mr. Randolph G. Abood and Mr. John W. Straker to the staggered board to serve three year terms expiring in 2006.  Based upon the votes received, each director nominee was elected to the board.  The following votes were recorded for each director.

Each director nominee received at least 90% of the shares voted at the meeting.

	Forster	Abood	Straker

Affirmative votes	10,390,812	10,394,737	10,400,167
Withhold authority	1,099,595	1,095,670	1,090,240

The second proposal was to approve an amendment to the Restated Articles of Incorporation to increase the number of authorized shares of common stock.  The proposal passed by receiving 81% of the shares voted at the meeting.  The vote total was as follows:

For	9,355,673
Against	2,084,962
Abstain	49,772
Broker non-votes	0

The third proposal was to approve an amendment to the Restated Articles of Incorporation to authorize the possible future issuance of preferred shares.  The proposal required two-thirds of the outstanding shares to vote in the affirmative to pass. As indicated below the proposal did not receive the requisite number of affirmative votes and was thus not passed.

For	4,944,435
Against	2,154,594
Abstain	61,901
Broker non-votes	4,329,477

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	(3)	(i)	Amendment to Article III of Restated Articles of Incorporation adopted on May 21, 2003 and Restated Articles of Incorporation as amended.

		(ii)	Amended By-Laws. Incorporated by reference from the annual report on Form 10-K for the year-ended December 31, 1997.

	(10)	(i)	Loan agreement between Equity Oil Company and Bank One, NA. Incorporated by reference from the Form 10-Q for the period ended June 30, 2002.

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

Equity Oil Company 2000 Stock Option Plan. Incorporated by reference from Appendix A of the proxy statement dated May 10, 2000.

Cash bonus plan for key employees. Incorporated by reference from the Form 10-K for the year ended December 31, 2002.

	(31)		Certifications required by Rule 13a-15(e) and 15d-15(e).

	(32)		Section 1350 Certifications.

(b)	Reports on Form 8-K

	Filing Date		Contents

	May 8, 2003		Press release regarding financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

EQUITY OIL COMPANY
(Registrant)

DATE:	August 11, 2003	By	/s/ Paul M. Dougan
Paul M. Dougan, President

DATE:	August 11, 2003	By	/s/ Russell V. Florence
Russell V. Florence, Treasurer

Exhibit 3(i) - Amendment to Restated Articles of Incorporation adopted May 21, 2003.

ARTICLE III

1.                                       The Company shall have authority to issue up to 50,000,000 shares of Common Stock.

2.                                       Each holder of shares of common stock shall have the right to one vote for each share of common stock held of record on the books of the company on each matter to be voted on at a shareholder’s meeting.  Cumulative voting is not allowed in the election of directors.

3.                                       The entire voting power of the corporation shall be vested in the holders of the shares of common stock, except for holders of preferred stock with voting rights, if any.

4.                                       In the event of any liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, all assets and funds of the corporation remaining after the payment to the holders of the preferred stock of the full amounts to which they may be entitled, if any, shall be divided and distributed among the holders of the common stock according to their respective shares.

Exhibit 3(i) - Restated Articles of Incorporation as amended

Restated

Articles of Incorporation

of

Equity Oil Company

Pursuant to the laws of Colorado, the undersigned corporation, Equity Oil Company hereby adopts the following Restated Articles of Incorporation and certifies (1) that the Articles of Incorporation restated herein correctly set forth the provisions of the Articles of Incorporation as heretofore amended and supersede the original Articles of Incorporation of the corporation and all amendments thereto, and (2) the Articles of Incorporation as restated herein were duly adopted by the board of directors of the corporation on January 25, 1996.  Shareholder approval was not required:

ARTICLE I

The name of the corporation shall be Equity Oil Company.

ARTICLE II

The purpose for which the corporation is organized shall be the transaction of all lawful business for which corporations may be incorporated pursuant to the Colorado Corporation Code.  It is the express intent of the stockholders and Directors that the business purposes of this corporation shall not be limited except as provided by Colorado law.  By way of example, and not in any way limiting the purpose of the corporation, it may engage in the business of exploration, development, research, production and marketing of oil, gas, and minerals, in all their natural or artificial forms and any and all products and by-products derived therefrom.

ARTICLE III

1.                                       The Company shall have authority to issue up to 50,000,000 shares of Common Stock.

2.                                       Each holder of shares of common stock shall have the right to one vote for each share of common stock held of record on the books of the company on each matter to be voted on at a shareholder’s meeting.  Cumulative voting is not allowed in the election of directors.

3.                                       The entire voting power of the corporation shall be vested in the holders of the shares of common stock, except for holders of preferred stock with voting rights, if any.

4.                                       In the event of any liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, all assets and funds of the corporation remaining after the payment to the holders of the preferred stock of the full amounts to which they may be entitled, if any, shall be divided and distributed among the holders of the common stock according to their respective shares.

ARTICLE IV

The term of existence of this corporation is perpetual.

ARTICLE V

a.                                       Number, election and terms.  The business and affairs of the Corporation shall be managed by a Board of Directors consisting of not less than six nor more than nine persons.  The exact number of directors within the minimum and maximum limitations specified in the preceding sentence shall be fixed from time to time by the Board of Directors pursuant to a resolution adopted by a majority of the entire Board of Directors.  At the 1983 Annual Meeting of Shareholders, the directors shall be divided into three classes, as nearly equal in number as possible, with the term of office of the first class to expire at the 1984 Annual Meeting of Shareholders, the term of office of the second class to expire at the 1985 Annual Meeting of Shareholders and the term of office of the third class to expire at the 1986 Annual Meeting of Shareholders.  At each Annual Meeting of Shareholders following such initial classification and election, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding Annual Meeting of Shareholders after their election.

b.                                      Newly created directorships and vacancies.  Vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause may be filled by a majority vote of the directors then in office, though less than a quorum of the Board of Directors.  A director elected by the Board to fill a vacancy shall be elected for the unexpired term of his predecessor in office.  Subject to the rights of the holders of any series of preferred stock then outstanding, newly created directorships resulting from any increase in the authorized number of directors shall be filled by the affirmative vote of a majority of the directors then in office or by an election at an annual meeting or at a special meeting of shareholders called for that purpose.  A director chosen to fill a position resulting from an increase in number of directors shall hold office until the next annual meeting of stockholders and until his successor has been elected and qualified.  No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director.

c.                                       Removal.  Subject to the rights of the holders of any series of Preferred Stock then outstanding, any director, or the entire Board of Directors, may be removed from office at any time, but only by the affirmative vote of the holders of at least 80% of the voting power of all the shares of the Corporation entitled to vote for the election of directors.

d.                                      Amendment, repeal, etc.  Notwithstanding anything contained in these Articles of Amendment to the contrary, the affirmative vote of the holders of at least 80% of the voting power of all the shares of the Corporation entitled to vote for the election of directors shall be required to amend, modify or repeal, this Article V.

ARTICLE VI

This corporation shall maintain an office as its principal place of business in Salt Lake City, Utah.

ARTICLE VII

To the full extent permitted by the laws of Colorado, as the same exist or may hereafter be amended, a director of the corporation shall not be personally liable to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director.  Any repeal or modification of this Article by the shareholders of the corporation shall be prospective only and shall not adversely affect any right or protection of a director of the corporation existing at the time of such repeal or modification.

ARTICLE VIII

Section 1.       Vote Required for Certain Business Combinations.

A.                                   Higher Vote for Certain Business Combinations.  In addition to any affirmative vote required by law or these Articles of Incorporation, and except as otherwise expressly provided in section 2 of this Article VIII:

(i)                                     any merger or consolidation of the Corporation or any Subsidiary (as hereinafter defined) with (a) any Interested Stockholder (as hereinafter defined) or (b) any other corporation (whether or not itself an Interested Stockholder) which is, or after such merger or consolidation would be, an

Affiliate (as hereinafter defined) of an Interested Stockholder; or

(ii)                                  any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) to or with any Interested Stockholder or any Affiliate of any Interested Stockholder of any assets of the Corporation or any Subsidiary having an aggregate Fair Market Value (as hereinafter defined) of $1,000,000 or more; or

(iii)                               the issuance or transfer of by the Corporation or any Subsidiary (in one transaction or a series of transactions) of any securities of the Corporation or any Subsidiary to any Interested Stockholder or any Affiliate of any Interested Stockholder in exchange for cash, securities or other property (or a combination thereof) having an aggregate Fair Market Value of $1,000,000 or more; or

(iv)                              the adoption of any plan or proposal for the liquidation or dissolution of the Corporation proposed by or on behalf of an Interested Stockholder or any

Affiliate of any Interested Stockholder; or

(v)                                 any reclassification of securities (including any reverse stock split), or recapitalization of the Corporation, or any merger or consolidation of the Corporation with any of its Subsidiaries or any other transaction (whether or not with or into or otherwise involving an Interested Stockholder) which has the effect, directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of equity or convertible securities of the Corporation or any Subsidiary which is directly or indirectly owned by any Interested Stockholder or any Affiliate of any Interested Stockholder;

shall require the affirmative vote of the holders of at least 80% of the voting power of the then outstanding shares of capital stock of the Corporation entitled to vote generally in the election of directors (the “Voting Stock”), voting together as a single class.  Such affirmative vote shall be required notwithstanding the fact that no vote may be required, or that a lesser percentage may be specified, by law or in any agreement with any national securities exchange or otherwise.

B.                                     Definition of “Business Combination”.  The term “Business Combination” as used in this Article VIII shall mean any transaction or series of transactions which is referred to in any one or more of clauses (i) through (v) of paragraph A of this section 1.

Section 2.       When Higher Vote is Not Required.  The provisions of Section 1 of this Article VIII shall not be applicable to any particular Business Combination, and such Business Combination shall require only such affirmative vote as is required by law and any other provision of these Articles of Incorporation, if all of the conditions specified in either of the following paragraphs A and B are met:

A.                                   Approval by Continuing Directors.  The Business Combination shall have been approved by a majority of the Continuing Directors (as hereinafter defined).

B.                                     Price and Procedure Requirements.  All of the following conditions shall have been met.

(i)                                     The aggregate amount of the cash and the Fair Market Value (as hereinafter defined) as of the date of the consummation of the Business Combination of consideration other than cash to be received per share by holders of Common

Stock in such Business Combination shall be at least equal to the highest of the following:

(a)                                  (if applicable) the highest per share price (including any brokerage commissions, transfer taxes and soliciting dealers’ fees) paid by the Interested Stockholder for any shares of Common Stock acquired by it (1) within the two-year period immediately prior to the first public announcement of the proposal of the Business Combination (the “Announcement Date”) or (2) in the transaction in which it became an Interested Stockholder, whichever is higher;

(b)                                 the Fair Market Value per share of Common Stock on the day after the Announcement Date or on the date on which the Interested Stockholder became an Interested Stockholder (such latter date is referred to in this Article VIII as the “Determination Date”), whichever is higher;

(c)                                  (if applicable) the price per share equal to the Fair Market Value per share of Common Stock determined pursuant to paragraph B(i)(b) above, multiplied by the ratio of (1) the highest per share price (including any brokerage commissions, transfer taxes and soliciting dealers’ fees) paid by the Interested

Stockholder for any shares of Common Stock acquired by it within the two-year period immediately prior to the Announcement Date to (2) the Fair Market Value per share of Common Stock on the first day in such two-year period upon which the Interested Stockholder acquired any shares of Common Stock.

(ii)           The aggregate amount of the cash and the Fair Market Value as of the date of the consummation of the Business Combination of consideration other than cash to be received per share by holders of shares of any other class of outstanding Voting Stock (other than Institutional Voting Stock, as hereinafter defined) shall be at least equal to the highest of the following (it being intended that the requirements of this paragraph B(ii) shall be required to be met with respect to every class of outstanding Voting Stock (other than Institutional Voting Stock), whether or not the Interested Stockholder has previously acquired any shares of a particular class of Voting Stock):

(a)                                  (if applicable) the highest per share price (including any brokerage commissions, transfer taxes and soliciting dealers’ fees) paid by the Interested Stockholder for any shares of such class of Voting Stock acquired by it (1) within the two-year period immediately prior to the day after the Announcement Date or (2) in the transaction in which it became an Interested Stockholder, whichever is higher;

(b)                                 (if applicable) the highest preferential amount per share to which the holders of shares of such class of Voting Stock are entitled in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation;

(c)                                  the Fair Market Value per share of such class of Voting Stock on the day after the Announcement Date or on the Determination Date, whichever is higher; and

(d)                                 (if applicable) the price per share equal to the Fair Market Value per share of such class of Voting Stock determined pursuant to paragraph B(ii)(c) above, multiplied by the ratio of (1) the highest per share price (including any brokerage commissions, transfer taxes and soliciting dealers’ fees) paid by the Interested Stockholder for any shares of such class of Voting Stock acquired by it within the two-year period immediately prior to the Announcement Date to (2) the Fair Market Value per share of such class of Voting Stock on the first day in such two-year period upon which the Interested Stockholder acquired any shares of such class of Voting Stock.

(iii)                               The consideration to be received by holders of a particular class of outstanding Voting Stock (including Common Stock) shall be in cash or in the same form as the Interested Stockholder has previously paid for shares of such class of Voting Stock.  If the Interested Stockholder has paid for shares of any class of Voting Stock with varying forms of consideration, the form of consideration for such class of Voting Stock shall be either cash or the form used to acquire the largest number of shares of such class of Voting Stock previously acquired by it.

(iv)                              After such Interested Stockholder has become an Interested Stockholder and prior to the consummation of such Business Combination:  (a) except as approved by a majority of the Continuing Directors, there shall have been no failure to declare and pay at the regular date therefor any full quarterly dividends (whether or not cumulative) on the outstanding Preferred Stock, if any; (b) there shall have been (1) no reduction in the annual rate of dividends paid on the Common Stock (except as necessary to reflect any subdivision of the Common Stock), except as approved by a majority of the Continuing Directors, and (2) an increase in such annual rate of dividends as necessary to reflect any reclassification (including any reverse stock split), recapitalization, reorganization or any similar transaction which has the effect of reducing the number of outstanding shares of the Common Stock, unless the failure so to increase such annual rate is approved by a majority of the Continuing Directors; and (c) such Interested Stockholder shall have not become the beneficial owner of any additional shares of Voting Stock except as part of the transaction which results in such interested Stockholder becoming an Interested Stockholder.

(v)                                 After such Interested Stockholder has become an Interested Stockholder, such Interested Stockholder shall not have received the benefit, directly or indirectly (except proportionately as stockholder), of any loans, advances, guarantees, pledges or other financial assistance or any tax credits or other tax advantages provided by the Corporation, whether in anticipation of or in connection with such Business Combination or otherwise.

(vi)                              A proxy or information statement describing the proposed Business Combination and complying with the requirements of the Securities Exchange Act of 1934 and the rules and regulations thereunder (or any subsequent provisions replacing such Act, rules or regulations) shall be mailed to public stockholders of the Corporation at lease 30 days prior to the consummation of such Business Combination (whether or not such proxy or information statement is required to be mailed pursuant to such Act or subsequent provisions).

Section 3. Certain Definitions.  For the purposes of this Article VIII:

A.                                   “person” shall mean any individual, firm, corporation or other entity.

B.                                     “Interested Stockholder” shall mean any person (other than the Corporation or any Subsidiary) who or which:

(i)            is the beneficial owner, directly or indirectly, of more than 10% of the voting power of the outstanding Voting Stock; or

(ii)           is an Affiliate of the Corporation and at any time within the two-year period immediately prior to the date in question was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding Voting Stock; or

(iii)          is an assignee of or has otherwise succeeded to any shares of Voting Stock which were at any time within the two-year period immediately prior to the date in question beneficially owned by any Interested Stockholder, if such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving a public offering within the meaning of the Securities Act of 1933.

C.                                     A person shall be a “beneficial owner” of any Voting Stock:

(i)                                     which such person or any of its Affiliates or Associates (as hereinafter defined) beneficially owns, directly or indirectly; or

(ii)                                  which such person or any of its Affiliates or Associates has (a) the right to acquire (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (b) the right to vote pursuant to any agreement, arrangement or understanding; or

(iii)                               which are beneficially owned, directly or indirectly, by any other person with which such person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any shares of Voting Stock.

D.                                    For the purposes of determining whether a person is an Interested Stockholder pursuant to paragraph B of this Section 3, the number of shares of Voting Stock deemed to be outstanding shall include shares deemed owned through application of paragraph C of this Section 3 but shall not include any other shares of Voting Stock which may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

E.                                      “Affiliate” or “Associate” shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on January 1, 1983.

F.                                      “Subsidiary” means any corporation of which a majority of any class of equity security is owned, directly or indirectly, by the Corporation; provided, however, that for the purposes of the definition of Interested Stockholder set forth in paragraph B of this section 3, the term “Subsidiary” shall mean only a corporation of which a majority of each class of equity security is owned, directly or indirectly, by the Corporation.

G.                                     “Continuing Director” means any member of the Board of Directors of the Corporation (the “Board”) who is unaffiliated with the Interested Stockholder and was a member of the Board prior to the time that the Interested Stockholder became an Interested Stockholder and is recommended to succeed a Continuing Director by a majority of Continuing Directors then on the Board.

H.                                    “Fair Market Value means:  (i) in the case of stock, the highest closing sale price during the 30-day period immediately preceding the date in question of a share of such stock on the Composite Tape for New York Stock Exchange-Listed Stocks, or, if such stock is not quoted on the Composite Tape, on the New York Stock Exchange, or, if such stock is not listed on such Exchange, on the principle United States securities exchange registered under the Securities Exchange Act of 1934 on which such stock is listed, or, if such stock is not listed on any such exchange, the highest closing bid quotation with respect to a share of such stock during the 30-day period preceding the date in question on the National Association of Securities Dealers, Inc., Automated Quotations System or any system then in use, or if no such quotations are available, the fair market value on the date in question of a share of such stock as determined by a majority of the Continuing Directors; and (ii) in the case of property other than cash or stock, the fair market value of such property on the date in question as determined by a majority of the Continuing Directors.

I.                                         “Institutional Voting Stock” shall mean any class of Voting Stock which was issued to and continues to be held solely by one or more insurance companies, pensions funds, commercial banks, savings banks or similar financial institutions or institutional investors.

J.                                        In the event of any Business Combination in which the Corporation survives, the phrase “other consideration to be received” as used in paragraphs B(i) and (ii) of Section 2 of this Article VIII shall include the shares of Common Stock and/or the shares of any other class of outstanding Voting Stock retained by the holders of such shares.

Section 4.       Certain Powers of the Continuing Directors.  A majority of the Continuing Directors of the Corporation shall have the power and duty to determine for the purposes of this Article VIII, on the basis of information known to them after reasonable inquiry, (A) whether a person is an Interested Stockholder, (B) the number of shares of Voting Stock beneficially owned by any person, (C) whether a person is an Affiliate or Associate of another, (D) whether a class of Voting Stock is Institutional Voting Stock, (E) whether a transaction or a series of transactions constitutes a Business Combination, and (F) whether the assets which are the subject of any Business Combination have, or the consideration to be received for the issuance or transfer of securities by the Corporation or any Subsidiary in any Business Combination has, an aggregate Fair Market Value of $1,000,000 or more.

Section 5.       No Effect on Fiduciary Obligations of Interested Stockholders.  Nothing contained in this Article VIII shall be construed to relieve any Interested Stockholder from any fiduciary obligation imposed by law.

Section 6.       Amendment, Repeal, Etc.  Notwithstanding any other provisions of these Articles of Incorporation or the By-Laws of the Corporation (and notwithstanding the fact that a lesser percentage may be specified by law, these Articles of Incorporation or the By-Laws of the Corporation), the affirmative vote of the holders of 80% or more of the voting power of the shares of the then outstanding Voting Stock, voting together as a single class, shall be required to amend or repeal, or adopt any provisions inconsistent with, this Article VIII of these Articles of Incorporation.

DATED this 7th day of August, 2003.

EQUITY OIL COMPANY

By:	/s/ Russell V. Florence
RUSSELL V. FLORENCE, Secretary