Form 10-Q
period 2004-03-31
EQUITY OIL CO
filed 2004-05-12
CIK 33325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission file number 0-610

EQUITY OIL COMPANY
(Exact name of registrant as specified in its charter)

Colorado	87-0129795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 West 300 South, Suite 806	84101
Salt Lake City, Utah	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (801) 521-3515

Securities registered pursuant to Section 12 (b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock (par value, $1 per share) (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [    ] No [X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 11, 2004): 12,083,161

PART I. – FINANCIAL INFORMATION

EQUITY OIL COMPANY

STATEMENTS OF OPERATIONS

for the three months ended March 31, 2004 and 2003

(Unaudited)

REVENUES and other income	2004	2003

Oil and gas sales	$ 6,415,600	$ 6,728,397
Other income	489	118,577

	6,416,089	6,846,974

EXPENSES

Leasehold operating costs	2,162,018	2,003,716
Depreciation, depletion and amortization	1,800,000	1,925,000
3-D seismic	-	9,917
Exploration	21,585	43,393
General and administrative	631,570	795,210
Merger related costs	594,990	-
Production and exploration overhead	313,088	433,997
Accretion expense	58,500	68,000
Interest	248,962	310,589

	5,830,713	5,589,822

Income from continuing operations before income taxes	585,376	1,257,152

Provision for income taxes	215,800	464,769

Income from continuing operations	369,576	792,383

Discontinued operations (Note 6):

Income from operations of properties sold, net of provision for income taxes of $52,812	-	90,041

Gain on sale of properties, net of provision for income taxes of $453,940	-	655,168

Income before cumulative effect of accounting change	369,576	1,537,592

Cumulative effect of change in accounting, net of benefit from income taxes of $622,832	-	(1,061,865)

NET INCOME	$ 369,576	$ 475,727

The accompanying notes are an integral part of the financial statements.

EQUITY OIL COMPANY

STATEMENTS OF OPERATIONS

for the three months ended March 31, 2004 and 2003

Continued

(Unaudited)

Basic income per common share:	2004	2003

Income from continuing operations
	$.03	$.07
Income from discontinued operations
	-	.06

Income before cumulative effect of accounting change
	.03	.13
Cumulative effect of change in accounting
	-	(.09)

NET INCOME
	$.03	$.04

Diluted income per common share:
Income from continuing operations
	$.03	$.07
Income from discontinued operations
	-	.06

Income before cumulative effect of accounting change
	.03	.13
Cumulative effect of change in accounting
	-	(.09)

NET INCOME
	$.03	$.04

Weighted average shares outstanding
Basic
	12,030,551	12,008,661
Diluted
	12,688,045	12,231,505

The accompanying notes are an integral part of the financial statements.

EQUITY OIL COMPANY

STATEMENTS OF COMPREHENSIVE INCOME

for the three months ended March 31, 2004 and 2003

(Unaudited)

	2004	2003

Net income	$ 369,576	$ 475,727
Other comprehensive income:
Unrealized gains (losses) on financial instruments, net of provision for income taxes of $87,037 in 2004 and benefit from income taxes of $125,733 in 2003

	148,388	(214,363)
Reclassification adjustment for losses included in net income, net of benefit from income taxes of $217,698.
	371,152	-

Comprehensive income	$ 889,116	$ 261,364

EQUITY OIL COMPANY

BALANCE SHEETS

As of March 31, 2004 and December 31, 2003

Unaudited

ASSETS	March 31, 2004	December 31, 2003

Currents assets:
Cash and cash equivalents
	$ 6,297,068	$ 5,032,922
Accounts receivable
	3,971,147	3,945,189
Operator advances
	508,781	494,293
Federal, state and foreign income taxes receivable
	299,955	412,193
Deferred income taxes
	59,300	59,300
Other current assets
	139,342	117,707

Total current assets
	11,275,593	10,061,604

Property and equipment, at cost (successful efforts method):
Unproved oil and gas properties
	4,910,467	4,893,684
Proved oil and gas properties:

Developed leaseholds
	35,315,817	35,280,714
Intangible drilling costs
	72,470,638	72,033,090
Equipment
	32,989,204	32,812,826
Other property and equipment
	1,396,142	1,396,142

	147,082,268	146,416,456
Less accumulated depreciation, depletion and amortization
	(82,070,860)	(80,270,860)

	65,011,408	66,145,596

Other assets	440,085	499,335

Total assets
	$ 76,727,086	$ 76,706,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable
	$ 1,013,708	$ 1,408,238
Accrued liabilities
	206,648	319,821
Federal, state and foreign income taxes payable
	86,399	105,393
Fair value of derivative financial instruments
	144,750	969,025

Total current liabilities
	1,451,505	2,802,477

Asset retirement obligation	3,300,883	3,242,383
Revolving credit facility	29,000,000	29,000,000
Deferred income taxes	6,061,903	5,657,168

Total liabilities
	39,814,291	40,702,028

Commitments (Note 6)

Stockholders’ equity:
Common stock
	12,885,936	12,877,936
Paid in capital
	3,769,734	3,758,562
Retained earnings
	22,339,805	21,970,229
Accumulated other comprehensive loss
	(91,236)	(610,776)

	38,904,239	37,995,951
Less treasury stock, 848,000 shares, at cost
	(1,991,444)	(1,991,444)

	36,912,795	36,004,507

Total liabilities and stockholders’ equity	$ 76,727,086	$ 76,706,535

The accompanying notes are an integral part of the financial statements.

EQUITY OIL COMPANY

STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2004 and 2003

Unaudited

	2004	2003

Cash flows from operating activities:
Net income	$ 369,576	$ 475,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization
	1,800,000	1,925,000
Accretion expense
	58,500	68,000
Gain on sale of oil and gas properties
	-	(1,278,426)
Cumulative effect of change in accounting
	-	1,061,865
Change in other assets
	59,250	59,249
Deferred income tax expense
	100,000	651,800

Increase (decrease) from changes in:
Accounts receivable and operator advances
	(40,446)	(339,913)
Other current assets
	(21,635)	(6,278)
Accounts payable and accrued liabilities
	(507,703)	(1,005,851)
Income taxes payable/receivable
	93,244	25,172

Net cash provided by operating activities
	1,910,786	1,636,345

Cash flows from investing activities:
Capital expenditures
	(665,812)	(1,190,261)
Proceeds from sale of oil and gas properties
	-	2,332,382
Net cash (used in) provided by investing activities
	(665,812)	1,142,121

Cash flows from financing activities:
Payments on revolving credit facility
	-	(2,000,000)
Proceeds from stock option exercises
	19,172

Net cash provided by (used in) financing activities
	19,172	(2,000,000)

Net increase in cash	1,264,146	778,466
Cash and cash equivalents at beginning of period	5,032,922	1,348,024

Cash and cash equivalents at end of period	$ 6,297,068	$ 2,126,490

The accompanying notes are an integral part of the financial statements.

EQUITY OIL COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

In the opinion of the Company's management, the accompanying interim financial statements reflect the necessary adjustments, all of which are of a normal and recurring nature, to present fairly the financial position of Equity Oil Company (Equity or the Company) as of March 31, 2004, and the results of its operations and its cash flows for the three month periods ended March 31, 2004 and 2003.

The financial statements and the accompanying notes to financial statements have been prepared according to rules and regulations of the Securities and Exchange Commission. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 2003 Annual Report on Form 10-K.

The results for the three month period ended March 31, 2004 are not necessarily indicative of future results.

Note 2. Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and, if dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase approximately 1,699,000 shares of common stock at prices of $1.06 to $5.125 per share were outstanding at March 31, 2004, of which, 658,109 incremental shares (1,548,625 options) were included in the computation of diluted net income per share for the three month period ended March 31, 2004. Options to purchase approximately 1,750,000 shares of common stock at prices of $1.06 to $5.125 per share were outstanding at March 31, 2003, of which, 222,844 incremental shares (768,800 options) were included in the computation of diluted net income per share for the three month period ended March 31, 2003.

Note 3. Hedging Activities

The Company periodically enters into oil and gas financial instruments to manage its exposure to oil and gas price volatility. The instruments are placed with counterparties that the Company believes are minimal credit risks. It is the Company’s policy to only enter into derivative contracts with investment grade rated counterparties deemed by management to be competent and competitive market makers. The oil and gas reference prices upon which the price hedging instruments are based reflect various market indices that have historically correlated with actual prices received by the Company.

As of March 31, 2004, the Company had a commodity price hedge in place for 5,000 MMBTU of natural gas per day under a costless collar though April 30, 2004. The hedge has a floor of $3.00 per MMBTU and a ceiling of $4.43 per MMBTU. The settlement price for the hedges during the quarter ended March 31, 2004 resulted in cash payments of $588,850 from the Company to the counterparty, which are reflected as a reduction of oil and gas sales. The fair value of the hedge at March 31, 2004, as computed by the counterparty, was ($144,750). This amount is shown on the balance sheet as a current liability.

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

The following table summarizes the changes in the Company’s asset retirement obligation for the period ended March 31, 2004:

Balance, December 31, 2003	$ 3,242,383

Accretion expense	58,500
Payments	-

Balance, March 31, 2004	$ 3,300,883

At March 31, 2004, there are no assets legally restricted for purposes of settling asset retirement obligations. There was no impact on the Company’s cash flows as a result of adopting SFAS 143 since the cumulative effect of change in accounting and the charges to expense for depreciation and accretion are non-cash transactions.

Note 5. Stock Based Compensation Plans

At March 31, 2004, the Company had one stock-based compensation plan. The Company applies APB Opinion No. 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized for options granted to employees under its fixed stock option plan.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure (SFAS 148)," which amends SFAS 123 "Accounting for Stock-Based Compensation." SFAS 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company has adopted the disclosure provisions of SFAS 148. The Company will continue to account for its stock-based compensation according to the provisions of APB Opinion No. 25.

Had compensation cost for the Company's stock options been recognized based on the estimated fair value on the grant date under the fair value methodology prescribed by SFAS 123, the Company's net income and income per share would have been as follows:
For the three months ended
	March 31, 2004	March 31, 2003

Net Income, as reported	$ 396,576	$ 475,727
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	45,353	36,772

Pro forma net income	$ 351,223	$ 438,955

Net Income per share

Basic: As reported	$ .03	$ .04
Pro forma	$ .03	$ .04
Diluted: As reported	$ .03	$ .04
Pro forma	$ .03	$ .04

Note 6. Discontinued Operations

During February and March 2003, three packages of Canadian oil and gas properties were sold for approximately $2.4 million, resulting in a gain of approximately $1.1 million ($655,168 net of tax). In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations and gain on sale of these properties have been reflected as discontinued operations. Revenue from these Canadian oil and gas properties was approximately $147,000 for the three month period ended March 31, 2003. After the sales, the Company’s remaining Canadian asset is its 50% interest in the Cessford Field located in southern Alberta.

Note 7. Intangible Assets

SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Intangible Assets" (SFAS 142) were issued by the FASB in June 2001 and became effective for the Company on July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. One interpretation being considered relative to these standards is that oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves from both undeveloped and developed leaseholds should be classified separately from oil and gas properties, as intangible assets on the Company’s balance sheets. In addition, the disclosures required by SFAS 141 and 142 relative to intangible assets would be included in the notes to financial statements. Historically, the Company, like many other oil and gas companies, has included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of oil and gas properties, even after SFAS 141 and 142 became effective.

This interpretation of SFAS 141 and 142 would only affect the Company’s balance sheet classification of oil and gas leaseholds. The Company’s results of operations and cash flows would not be affected, since these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves would continue to be amortized in accordance with accounting rules for oil and gas companies provided in SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" (SFAS 19).

At March 31, 2004 the Company had net undeveloped leaseholds of approximately $1,775,000 that would be classified on the Company’s balance sheet as "intangible undeveloped leaseholds" and net developed leaseholds of approximately $1,995,000 that would be classified as "intangible developed leaseholds" if the Company applied the interpretation currently being discussed.

The Company will continue to classify its oil and gas mineral rights held under lease and other contractual rights representing the right to extract such reserves as tangible oil and gas properties until further guidance is provided.

Note 8. Merger Agreement

On February 2, 2004 the Company announced that it had entered into a definitive merger agreement with Whiting Petroleum Corporation ("Whiting"). The merger agreement was entered into on February 1, 2004. The merger agreement provides for a stock-for-stock merger under which Equity shareholders will receive a fixed exchange ratio of 0.185 shares of Whiting stock for each share of Equity stock which they own. The merger will result in Whiting shareholders and Equity shareholders owning approximately 88.4% and 11.6% of the combined company, respectively. The merger is subject to the approval of shareholders owning two-thirds of the outstanding Equity shares and other customary closing conditions. Equity intends to call a special meeting of its shareholders late in the second quarter of 2004 to consider and vote on the merger. The parties expect to complete the merger as soon as practicable following approval by the Equity shareholders.

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report is for the period ended March 31, 2004, and describes our operations, assets and prospects as of that date. On February 1, 2004, we entered into an agreement and plan of merger with Whiting Petroleum Corporation "Whiting" and WPC Equity Acquisition Corp., a wholly owned subsidiary of Whiting, pursuant to which we will become a wholly-owned subsidiary of Whiting. This transaction is described in more detail in our joint press release with Whiting attached as an exhibit to our current report on Form 8-K dated February 2, 2004. See Note 8 to the financial statements included elsewhere in this report for additional information. Consummation of the merger, which is subject to customary conditions, including the approval of our shareholders, is expected to occur late in the second quarter of 2004.

RESULTS OF OPERATIONS

Higher commodity prices for the quarter for both oil and natural gas offset lower volumes, particularly lower natural gas volumes. During the 2004 first quarter, lower payments were made pursuant to the Company’s hedging program than during the same period of 2003. Thus the actual received price for both oil and natural gas was higher in 2004 than in 2003. Oil and gas sales were 5% lower in the first quarter of 2004 as compared to the first quarter of 2003. Total oil and gas sales for the three month period ended March 31, 2004 were $6,415,600, compared to $6,728,397 during the first quarter of 2003.

The Company recorded net income for the 2004 first quarter of $369,576 or $.03 per share. This compares to net income for the first quarter of 2003 of $475,727, or $.04 per share. Costs associated with the proposed merger with Whiting of approximately $580,000 in the first quarter of 2004 had a significant impact on earnings for the period. Gain from the sale of certain Canadian properties of approximately $745,000 and the loss attributable to a cumulative effect of change in accounting method of approximately $1.06 million were included in the first quarter of 2003. There were no similar amounts for 2004.

Oil production in the 2004 first quarter was 140,000 barrels compared to 145,000 barrels in the first quarter of 2003. The decrease is attributable to the normal production declines of our properties as they mature. Gas production decreased during the quarter from 898 million cubic feet in the first quarter of 2003 and 712 million cubic feet in the fourth quarter of 2003 to 605 million cubic feet during the first quarter of 2004. The decline in gas production is attributable to earlier than anticipated depletion of certain of the Sacramento Basin gas properties acquired in 2002.

The average crude oil price received in the first quarter 2004 was $32.00 per barrel, compared to $24.88 per barrel received during the same period of 2003. Gas prices also increased in the first quarter of 2004, averaging $4.83 per Mcf, compared to $3.36 per Mcf received during the first quarter of 2003. The received prices are calculated net of payments made under hedging agreements. During the first quarter of 2004, the Company made payments to the counterparty for natural gas hedges of $588,850 as compared to payments made during the same period of 2003 of $663,366 on oil hedges and $1,099,079 on natural gas hedges.

As of March 31, 2004, the Company had a commodity price hedge in place for 5,000 MMBTU of natural gas per day under a costless collar. The gas hedge has a floor of $3.00 and a ceiling of $4.43 per MMBTU through April 2004. The fair value of the hedge at March 31, 2004, as computed by the counterparty, was ($144,750). This amount is shown on the balance sheet as a current liability.

Operating expenses were higher in 2004 than 2003. Lease operating costs increased from $2,003,716 in 2003 to $2,162,018 in 2004, an 8% increase. The increase is attributable primarily to higher costs associated with outside vendors for field operating related services.

Depreciation, depletion and amortization (DD&A) charges during the 2004 quarter were lower than the amount recorded during the same quarter of 2003. This decrease is attributable to lower production volumes in the 2004 first quarter when compared to the same period of 2003.

The decrease in general and administrative expenses is primarily attributable to lower salary expense, lower insurance costs and lower legal fees not associated with the proposed merger.

Merger related costs are cost associated with the proposed merger with Whiting. These costs include investment advisor fees of approximately $270,000, additional legal fees of approximately $250,000 and fees paid to members of the special committee of the board of directors of $75,000 for their services rendered.

The decrease in production and exploration overhead is attributable to lower salary costs for employees.

Lower interest costs in 2004 reflect the lower balance of the debt outstanding under the Company’s credit facility and lower interest rates. The average interest rate on debt outstanding during the 2004 first quarter was approximately 3.37% as compared to 3.55% for the same period of 2003.

During February and March 2003, three packages of Canadian oil and gas properties were sold for approximately $2.4 million, resulting in a gain of approximately $1.2 million ($745,209 net of tax). In accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations and gain on sale of these properties have been reflected as discontinued operations. Revenue from these Canadian oil and gas properties was approximately $147,000 for the three month period ended March 31, 2003. After the sales, the Company’s remaining Canadian asset is its 50% interest in the Cessford Field located in southern Alberta.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s cash balances increased 25% from December 31, 2003. The increase is primarily the result of no payments being made on the credit facility during the quarter in anticipation of upcoming capital spending requirements and other costs associated with the proposed merger.

Cash flow from operating activities in the first three months of 2004 increased 17% or $274,000 from $1,636,345 for the three months ended March 31, 2003 to $1,910,785 for the three months ended March 31, 2004. The increase is due primarily to changes in working capital in 2004 as compared to 2003, offset by the impact of deferred taxes.

Investment in property and equipment for the three months ended March 31, 2004 totaled $665,811 compared to $1,190,261 during the same period of 2003.

Debt outstanding at March 31, 2004 was unchanged from the year-end amount of $29 million. At March 31, 2004, our borrowing base as determined by our bank was $35 million; thus we had $6.0 million of remaining availability under the current commitment on the facility, which expires in April 2005.

We believe that existing cash balances, cash flow from operating activities, and funds available under the Company's credit facility will provide adequate resources to meet our capital and exploration spending objectives.

OFF BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table sets forth payments due by period for contractual obligations as of March 31, 2004:

	Total	0-3 Years
Revolving credit facility	$29,000,000	$29,000,000

OTHER ITEMS

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on our current or future financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 1 of our financial statements contained in our annual report on Form 10-K for the year ended December 31, 2003. We believe the application of these accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our results of operations, financial condition and cash flows.

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

Critical accounting policies are those that may have a material impact on our financial statements and also require management to exercise significant judgement due to a high degree of uncertainty at the time the estimate is made. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the related disclosures with the Audit Committee of our Board of Directors. We believe our critical accounting policies include those addressing the recoverability and useful lives of assets, and oil and gas reserve estimates. A summary of our critical accounting policies is included in the Management’s Discussion and Analysis portion of our annual report on Form 10-K for the year ended December 31, 2003.

FORWARD LOOKING STATEMENTS

This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than historical facts, including, without limitation, statements regarding our future financial position, business strategy, projected revenues, earnings, costs, capital expenditures and debt levels, and plans and objectives of management for future operations, are forward-looking statements. When used in this report, words such as we "expect," "intend," "plan," "estimate," "anticipate," "believe" or "should" or, the negative thereof or variations thereon or similar terminology, are generally intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: the uncertainties relating to and consequences of completing a proposed transaction (described in more detail below) with Whiting Petroleum Corporation ("Whiting"); declines in oil or natural gas prices; our level of success in exploitation, exploration, development and production activities; our ability to obtain external capital to finance acquisitions; our ability to identify and complete acquisitions and to successfully integrate acquired businesses; unforeseen underperformance of or liabilities associated with acquired properties; inaccuracies of our reserve estimates or our assumptions underlying them; failure of our properties to yield oil or natural gas in commercially viable quantities; uninsured or underinsured losses resulting from our oil and natural gas operations; our inability to access oil and natural gas markets due to market conditions or operational impediments; the impact and costs of compliance with laws and regulations governing our oil and natural gas operations; risks related to our level of indebtedness and periodic redeterminations of our borrowing base under our credit facility; our ability to replace our oil and natural gas reserves; any loss of our senior management or technical personnel; competition in the oil and natural gas industry; and risks arising out of any hedging transactions we have entered into or may enter into in the future. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

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

The following analysis presents the effect on earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on March 31, 2004. Only the potential impacts of hypothetical assumptions are analyzed. This analysis does not consider other possible effects that could impact our business.

Interest rate risk. At March 31, 2004, the amount outstanding under our credit facility was $29.0 million. The weighted average interest rate for this facility was 3.37%. Assuming constant debt levels, earnings and cash flow impacts for the next twelve month period from March 31, 2004 due to a one percent change in interest rates would be approximately $290,000 before taxes.

Commodity price risk. Oil and gas commodity markets are influenced by global as well as regional supply and demand. Worldwide political events can also impact commodity prices. Pricing for oil and natural gas production has been volatile and unpredictable for many years. In accordance with our current lending facility and to hedge exposure to changing commodity prices, we periodically enter into financial hedge contracts. Hedging may limit the Company’s exposure to adverse price limits. However, hedging also limits the benefit of price increases and is subject to a number of risks, including credit risk of the counterparty to the hedge. For additional information, see note 3 to the financial statements.

The terms of our current credit facility required that not later than thirty days subsequent to the date of such facility (April 12, 2002) not less than 50% of our projected monthly production be hedged at price levels and terms acceptable to the lender. Our current hedging activity satisfies all lender requirements and there are no further hedging obligations. During 2004, the Company made net payments to the counterparty of $588,850 under the hedge agreements in place. This amount is netted against our oil and gas revenue. During the same period of 2003, the Company made net payments of $1,762,445 to the counterparty.

We account for our hedging activity pursuant to SFAS 133, accordingly we include the fair value of these hedges ($144,750 liability at March 31, 2004) on our balance sheet. "Fair value" represents the value computed by the counterparty using a financial modeling technique including a type of Black-Scholes method. As these contracts qualify and have been designated as cash flow hedges, we determine gains and losses on them resulting from market price changes at least quarterly and reflect them in accumulated other comprehensive income (loss) until the period in which the hedge is settled. At that time, the amount paid to or received from the counterparty is included in oil and gas revenue. We do not intend to terminate our current commodity hedges prior to their expiration date.

The hedge we had in place at March 31, 2004 was a costless collar. The Company utilizes collars that establish a price between a floor and ceiling to hedge oil and natural gas prices. The table below sets forth our natural gas collar in place at March 31, 2004

	Per Day Mmbtu	Average Floor MMbtu	Average Ceiling MMbtu	Fair Value of Financial Instrument Asset/ (Liability) (thousands)

Gas
04/01/04 - 04/30/04	5,000	$ 3.00	$ 4.43	$(145)

ITEM 4

Controls and Procedures

As of the end of the period covered by this report, the Company's principal executive officer ("CEO") and principal financial officer ("CFO") carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on those evaluations, the Company's CEO and CFO believe

(i) that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

(ii) that the Company's disclosure controls and procedures are effective.

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

PART II

OTHER INFORMATION

The answers to items one through five listed under Part II are inapplicable or negative, except as shown below

ITEM 6. Exhibits and Reports on Form 8-K

(b)
Reports on Form 8-K

Filing Date
Contents

February 2, 2004   February 25, 2004
Press release regarding merger with Whiting Petroleum Corporation Press release regarding year-end 2003 financial results.

(c)	Exhibits
		(3)	(i) Amendment to Article III of Restated Articles of Incorporation adopted on May 21, 2003 and Restated Articles of Incorporation as amended incorporated by reference from the Form 10-Q for the period ended June 30, 2003.

(ii) Amended By-Laws incorporated by reference from the annual report on Form 10-K for the year-ended December 31, 1997.

		(10.1)	Loan agreement between Equity Oil Company and Bank One, NA incorporated by reference from the Form 10-Q for the period ended June 30, 2002.

		(10.2)	Change in Control Compensation Agreement for David P. Donegan incorporated by reference from the Form 10-Q for the period ended June 30, 2001. Change in Control Compensation Agreement for Russell V. Florence, incorporated by reference from the annual report on Form 10-K for the year-ended December 31, 2000. Change in Control Compensation Agreements for Paul M. Dougan and James B. Larson, incorporated by reference from the annual report on Form 10-K for the year-ended December 31, 1997.

		(10.3)	Equity Oil Company 2000 Stock Option Plan incorporated by reference from Appendix A of the proxy statement dated May 10, 2000.

		(10.4)	Cash bonus plan for key employees incorporated by reference from the Form 10-K for the year ended December 31, 2002.

		(14)	Code of Business Conduct and Ethics incorporated by reference from the Form 10-K for the year ended December 31, 2003.

		(21)	Subsidiaries.

Incorporated by reference from the annual report on Form 10-K for the year-ended December 31, 1995.

		(31)	Certifications required by Rule 13a-15(e) and 15d-15(e).

		(32)	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY OIL COMPANY

By:	/s/ Paul M. Dougan
Paul M. Dougan
President
Chief Executive Officer
Director

By:	/s/ Russell V. Florence
Russell V. Florence
Treasurer
Chief Financial Officer

Date:	May 12, 2004